Form 10-Q
period 1995-03-31
WILSON BROTHERS
filed 1995-06-02
CIK 107469

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1995

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

Commission file number     1-3329

                         WILSON BROTHERS
     (Exact name of registrant as specified in its charter)

           ILLINOIS                          36-1971260
(State or other jurisdiction of           (I.R.S. Employee
incorporation or organization)          Identification No.)

    902 South Main Street
       Point Marion, PA                        15474
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:    (412) 725-
5231

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at May 8, 1995.
Part I. Financial Information, Item 1.  Financial Statements

                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                           March 31,   December 31,
                                              1995          1994

                 Assets                        (In thousands)
Current assets
     Cash and equivalents                  $    92       $    136
     Receivables, less allowances of $104,000 in 1995
     and $243,000 in 1994                      590          915
     Inventories                               472          497
     Other                                      52           10
          Total current assets               1,206        1,558
Properties, at cost                          2,296        2,296
Less accumulated depreciation              (1,823)       (1,799)
                                               473          497

Note receivable                                450          600
Notes receivable from affiliate, less valuation
  reserve of $2,665,000 in 1995 and 1994         -            -
                                           $ 2,129       $2,655
Liabilities and Stockholders' Deficiency
Current liabilities:
     Current portion of long-term debt     $     6       $    8
     Short-term borrowings                     339          307
     Accounts payable                          451          694
     Accrued salaries and other employee costs           370
     312
     Environmental reserve                     842          886
     Due to majority owners                  1,513        1,481
     Other current liabilities                 136          179
          Total current liabilities          3,657        3,867
Note payable to majority owners              1,500        1,500
Other liabilities                              616          616
                                             2,116        2,116
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 per value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Accumulated deficit                    (14,429)     (14,113)
          Total stockholders' deficiency    (3,644)      (3,328)
                                            $2,129       $2,655
See accompanying notes to consolidated financial statements.

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                                 For the Three Months
   Ended March 31,
                            1995 1994
             (In thousands except per share amounts)

Net sales                           $1,096   $1,199

Cost of sales                       1,038    1,143
Selling, general and administrative expenses   336           357
                                    1,374    1,500

Loss from continuing operations     (278)    (301)

Other expense (income):
   Interest expense - majority owners           32      41
   Interest expense                     6       27
   Other, net                           -      (1)
                                       38       67
      Loss from continuing operations before
        provision for income taxes  (316)    (368)

Provision for income taxes              -        -

      Loss from discontinued operations      -       (161)

      Net loss                      (316)    (529)

Accumulated deficit - beginning     (14,113) (13,364)

Accumulated deficit - ending       $(14,429)     $(13,893)

Loss per share:
   Continuing operations           $(0.10)  $(0.11)
   Discontinued operations             -     (0.05)
                                   $(0.10)  $(0.16)


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                 For the Three Months
                                   Ended March 31,
                             1995               1994
                 (In thousands except per share
                            amounts)
Cash flows from operating activities:
   Net loss from continuing operations  $    (316)             $
(368)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       24       31
   Decrease in receivables, net       325      373
   Decrease (increase) in inventories  25     (42)
   (Increase) in other current assets(42)     (69)
   (Decrease) increase in accounts payable   (243)      80
   Increase in accrued salaries and
      other current liabilities      (29)       40
   Net cash provided by (used in)
   operating activities              (256)      45
Cash flows from investing activities:
   Collection of  note receivable     150        -
   Net cash provided by investing activities   150             -
Cash flows from financing activities:
   Repayment of long-term debt        (2)          (9)
   Increase (decrease) in short-term borrowings         32
 (78)
   Increase in due to majority owners        32         43
   Net cash provided by (used in) financing activities
62   (44)
Net decrease in cash and equivalents (44)        1
Cash and equivalents at beginning of period    136             -
Cash and equivalents at end of period   $    92$         1
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                        $ 11    $  27


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March  31, 1995
                           (Unaudited)

 (1) Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated information included herein has been prepared by Wilson Brothers (the "Company") without audit for filing with the Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all normal and recurring adjustments, which in the opinion of the Company are necessary for fair presentation of the financial results for the periods shown. This financial information should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts of the Company and its subsidiaries, all of which are wholly-
     owned.   All significant intercompany items and transactions
     have been eliminated in consolidation

     Loss per Share

     Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each period), since the inclusion of common stock equivalents (shares issuable upon conversion of the note referred to in Note 6) would be antidilutive.

 (2) Discontinued Operations

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of its wholly-owned subsidiary Northern Engineering Corporation ("Northern"), the Company's crane business segment. On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. Accordingly, the consolidated financial statements for each of the 1994 periods presented have been restated to reflect such business segment as discontinued.

     In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. If the
     Mortgaged Property is sold, all of the principal and interest is immediately due and payable.

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged
     Property is

     sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser has the option to prepay the remaining principal balance of the Note by June 30, 1995 together with an additional premium payment of $150,000. If such prepayment is made, the Company loses its entitlement to participate in the proceeds of the sale of the Mortgaged Property in excess of $750,000. If such prepayment is not made, the purchaser will additionally compensate the Company $50,000 by July 15, 1995. The Company believes that the principal amount of the Note is collectible. The Company is also entitled to receive all proceeds received by Northern in connection with the settlement of all litigation claims of Northern with Pennsylvania Engineering Corporation, which proceeds if and when received will be applied to interest and principal under this Note.


 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                                 March        31,
December 31,
                                           1995          1994
                                          (In thousands)

     Raw materials                    $ 405,000   $ 477,000
     Work in process                    17,000             -
     Finished goods                    50,000       20,000
                                      $472 ,000   $497,000

 (4) Notes Receivable from Affiliates

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corp. ("PEC"), which may be deemed to have been an affiliate of the Company, and in connection therewith, at the balance sheet dates included herein the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 as of March 31, 1995 and December 31, 1994 of
     accrued interest and $78,000 of fees. PEC has filed for bankruptcy. On December 28, 1994, the Company received
     $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corporation. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. While the Company intends to continue collection proceedings for the balance due from PEC, such loans were fully reserved for as of March 31, 1995 and December 31, 1994.

(5)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000
     Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. Bruce Paparella, the Company's president. In December 1994, the revolving line of credit facility maturity was extended from its original maturity date of December 30, 1994 to June 30, 1995 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to June 30, 1995. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.
(6)  Note Payable to Majority Owners
     Note payable to majority owners as of March 31, 1995 and December 31, 1994 in the amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. Mr. Paparella, the Company's Chief Executive Officer, is the owner of a 75% interest in such Note and, as such, is the beneficial owner of 358,852 shares of the Company's Common Stock issuable to Mr.
     Paparella upon his election to convert his interest in the Note. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addtion, Mr. Sanford also acquired a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996. A charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock.

 (7) Commitments and Contingencies
     The  Company has incurred losses from operations and  as  of
     March   31, 1995, the Company had a stockholders' deficiency
     of $3.6 million and a consolidated working capital deficit of $2.5 million.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation described below, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on
     September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order.

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the period ended March 31, 1995, $44,000 was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

     By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle an outstanding claim by a former officer of Houze for bonuses owed. The agreement provides that Houze will pay to the former officer the aggregate amount of $37,500 in several installments by December 31, 1996 of which $20,000 was paid in February 1995. The original amount of such claim previously recorded in the financial statements of approximately $116,000 plus interest was reduced accordingly on December 31, 1994.

     In addition to the litigation noted above, the Company is from time to time involved in other routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.



Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition and Liquidity

As previously reported in the Company's Annual Report on Form 10-K, on January 10, 1994, pursuant to a Securities Purchase Agreement dated December 28, 1993 among Bruce Paparella, Warren
B. Kanders and Triarc, Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, and Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, collectively replacing Triarc as 59 percent ownership of the Company's outstanding common stock. In addition, Triarc assigned to Mr. Paparella (75 percent) and Mr. Kanders (25 percent) the $l,500,000 outstanding balance of note payable to parent ("Convertible Note") and certain accounts receivable ("Accounts Receivable") held by Triarc in the amount at September 30, 1993 of $l,230,000. As of December 31, 1994 such Accounts Receivable was $l,572,000. The loan to Mr. Paparella bears interest at the rate of 7.5 percent per annum, is payable on or before December 28, 1995 and is evidenced by a promissory note. In consideration for the loan, Mr. Paparella 1) issued to Mr. Carucci a warrant which may be exercised after two years to acquire up to 648,218 shares of the Company's common stock and 2) transferred to Mr. Carucci 50 percent of his 75 percent interest in the Note and Accounts Receivable.

Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, leaving Mr. Kanders with no remaining beneficial interest in the Company's Common Stock.

As a result of these transactions as of December 30, 1994, Mr. Paparella beneficially owns 1,644,653 shares of the Company's out standing Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella beneficially owns 358,852 shares of the Company's common stock issuable to Mr. Paparella upon conversion of his interest in the Convertible Note. Assuming Mr. Paparella's interest in the Convertible Note is fully converted into such shares of common stock, Mr. Paparella may be deemed to beneficially own the aggregate of 2,003,505 shares of common stock constituting approximately 54.4% of the common stock of the Company and may be deemed to control the Company.

As previously reported in the Company's Annual Report on Form 10-K, effective September 28, 1993, the Company discontinued the operations of its wholly-owned subsidiary Northern Engineering Corporation ("Northern"). On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per anum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Morgaged Property was not appraised in connection with the transaction. If the Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged
Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and agreed to make an additional $150,000 partial prepayment which was paid on January 15, 1995. The purchaser has the option to prepay the remaining principal balance of the Note by June 30, 1995 together with an additional premium payment of $150,000. If such prepayment is made, the Company loses its entitlement to participate in the proceeds of the sale of the Mortgaged Property in excess of $750,000. If such prepayment is not made, the purchaser will additionally compensate the Company $50,000 by July 15, 1995. The Company believes that the principal amount of the Note is collectible. The Company is also entitled to receive all proceeds, if any, received by Northern in connection with the resolution of all litigation claims of Northern with Pennsylvania Engineering Corporation, which proceeds if and when received will be applied to interest and principal under the Note. The Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q reflect the stock sale of Northern. The following discussion and analysis of financial condition pertains primarily to Houze, which represents the remaining business of the Company.

As previously reported in the Company's Annual Report on Form 10-K, from June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corporation ("PEC") which may be deemed to have been an affiliate of the Company, and in connection therewith, at December 31, 1994 the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. Such outstanding loans to PEC were payable on demand, bore interest at the prime rate plus 3% and are collateralized by a mortgage on certain real property owned by PEC's subsidiary, Lectromelt Corporation. On February 4, 1992, PEC and its subsidiaries, Birdsboro Corporation and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A trustee was appointed in such proceedings on February 7, 1992. In accordance with Chapter 7 of the Code, upon such appointment the trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and such subsidiary. At March 31, 1995 and December 31, 1994, the Company had a 100 percent valuation reserve of $2,665,000 in connection with such loans due to substantial doubts as to the realizability of the underlying collateral.

As previously reported in the Company's Annual Report on Form 10-K, in November 1991, Houze entered into an accounts receivable financing arrangement with a commercial lender. Such arrangement provided for advances to be made against accounts receivable sold thereunder of up to 75% of the full net amount thereof, interest on such advances at the prime rate plus 1%, the payment of a commission of 1.25% of the full amount of all accounts receivable for which advances were made and the payment of an administrative fee of $50,000 per year. Pursuant to the arrangement, all accounts receivable of Houze were pledged as additional collateral. On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3%. In addition, the bank is entitled reimbursement of fees for auditing Houze's accounts receivable twice during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000 Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. Bruce Paparella. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the aforementioned accounts receivable financing arrangement. The revolving line of credit facility matures on June 30, 1995. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company. The balance outstanding as of March 31, 1995 was $339,000 under this line of credit.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.


Results of Operations


Three  Months  Ended March 31, 1995 Compared  with  the
Three Months Ended March 31, 1994

Net sales decreased to $1.1 million in three months ended March 31, 1995 from $1.2 million in the comparable period in 1994. The decrease in net sales was due to decreased volume of mug units of approximatley 78,000 offset by an increase average sales price per unit of approximately $.07. Decreased cost of sales was primarily due to decreased production volume, plus increased operational efficiency, including significant reduction in units lost during production.

Effective January 1, 1995, the Company instituted a cost reduction program primarily targeted to reduce cost of sales and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended March 31, 1995 compared to March 31, 1994, is attributable primarily to favorable reductions in administrative salaries and other administrative costs.

The decrease in interest expense is due primarily to lower average borrowings and improved interest rate terms under the new line of credit financing arrangement described elsewhere herein.



                Wilson Brothers and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the three months ended March 31,             1995.


                Wilson Brothers and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers


Date:     ____________                  By:
___________________________
                                   John Sanford
                                   Vice President and Chief
Financial Officer