Form 10-Q/A
period 1995-03-31
WILSON BROTHERS
filed 1995-09-13
CIK 107469

2


This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q ADMENDMENT

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

  (a)     Exhibits
     EX-27.

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

Wilson Brothers


Date:     __9/13/95____                  By:
___________________________
                                   John Sanford
                                   Vice President and Chief
Financial Officer