Form 10-Q
period 1995-09-30
WILSON BROTHERS
filed 1995-12-05
CIK 107469

8

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1995

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at November 14, 1995.
Part I. Financial Information, Item 1.  Financial Statements

                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              1995          1994

                 Assets                        (In thousands)
Current assets
     Cash and equivalents                  $   134       $    136
     Receivables, less allowances of $104,000 in 1995
     and $243,000 in 1994                      677          915
     Inventories                               381          497
     Other, less allowances of $22,500 in 1995           3
     10
          Total current assets               1,195        1,558
Properties, at cost                          2,297        2,296
Less accumulated depreciation              (1,871)       (1,799)
                                               426          497

Note receivable, less valuation reserve of $450,000 in 1995
-                                          600
Notes receivable from affiliate, less valuation
  reserve of $2,665,000 in 1995 and 1994         -            -
                                           $ 1,621       $2,655
Liabilities and Stockholders' Deficiency
Current liabilities:
     Current portion of long-term debt     $     4       $    8
     Short-term borrowings                     380          307
     Accounts payable                          652          694
     Accrued salaries and other employee costs           402
     312
     Environmental reserve                     842          886
     Due to majority owners                  1,573        1,481
     Other current liabilities                 134          179
          Total current liabilities          3,987        3,867
Note payable to majority owners              1,500        1,500
Other liabilities                              616          616
                                             2,116        2,116
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 per value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Accumulated deficit                    (15,267)     (14,113)
          Total stockholders' deficiency    (4,482)      (3,328)
                                            $1,621       $2,655
See accompanying notes to consolidated financial statements.

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                              For the Three MonthsFor the Nine Month
s                             Ended September 30,   Ended Septembe
r 30,
                             (In thousands except per share amounts)
                                  1995     1994    1995    1994

Net sales                        $1,193   $1,110   $3,482 $3,588

Cost of sales                    1,019      957    3,044  3,259
Selling, general and administrative expenses       355    305  1
,023                             1,003
                                 1,374    1,262    4,067  4,262

Loss from continuing operations  (181)    (152)    (585)  (674)

Other expense (income):
   Interest expense - majority owners        31       58     93
182
   Interest (income) expense,  net        (2)      (15)  3
(28)
   Provision for doubtful note and interest receivable 9      -
473                                       -
   Other, net                        -        -        -       (
48)
                                    38       43      569    106
      Loss from continuing operations before
        provision for income taxes        (219)    (195)  (1,154)
(780)

Provision for income taxes           -        -        -      -

      Loss from discontinued operations       -        -      -
(161)

      Net loss                   (219)    (195)    (1,154)
(941)

Accumulated deficit - beginning  (15,048) (14,110) (14,113)
(13,364)

Accumulated deficit - ending     $(15,267)    $   (14,305)    $
(15,267)                         $(14,305)

Loss per share:
   Continuing operations         $(0.07)   $(0.06)  $(0.35) $
(0.23)                           Discontinued operations    -
-                                -  (0.05)
                                 $(0.07)   $(0.06)  $(0.35) $
(0.28)


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                 For the Nine Months
                                 Ended September 30,
                             1995               1994
                 (In thousands except per share
                            amounts)
Cash flows from operating activities:
   Net loss from continuing operations  $    (1,154)           $
(780)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Valuation reserve on note receivable450       -
   Depreciation and amortization       72       91
   Gain on sale of assets                     (28)
   Decrease in receivables, net       238      383
   Decrease in inventories            116        3
   Decrease (increase) in other current assets   7    (16)
   (Decrease) increase in accounts payable    (42)      89
   Increase (decrease) in accrued salaries and
      other current liabilities         1     (43)
   Net cash (used in)
   operating activities              (312)   (301)
Cash flows from investing activities:
   Capital expenditures               (1)     (13)
   Proceeds from sale of property and fixed assets             -
30
   Proceeds from sale of discontinued operations         -
10
   Collection of  note receivable     150        -
   Net cash provided by investing activities   149            27
Cash flows from financing activities:
   Repayment of long-term debt        (4)          (15)
   Increase in short-term borrowings   73      242
   Increase in due to majority owners        92        143
   Net cash provided by financing activities   161
370
Net (decrease) increase in cash and equivalents        (2)
96
Cash and equivalents at beginning of period    136             -
Cash and equivalents at end of period   $    134$       96
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                        $ 29    $  40

See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995
                           (Unaudited)

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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged
     Property is

     sold in excess of the outstanding principal balance. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional
     $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995 together with an additional premium payment of $150,000. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, which payment has not been made. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the September 30, 1995 financial statements in the aggregate amount of $472,500. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

     The  Company  is  also  entitled  to  receive  all  proceeds received  by  Northern in connection with the settlement  of
     all   litigation   claims  of  Northern  with   Pennsylvania
     Engineering Corporation.


 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                        September 30,    December
31,
                                           1995          1994
                                          (In thousands)

     Raw materials                    $ 309,000   $ 477,000
     Work in process                    24,000             -
     Finished goods                    48,000       20,000
                                      $381,000    $497,000

 (4) Notes Receivable from Affiliates

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corp. ("PEC"), which may be deemed to have been an affiliate of the Company at such time, and in connection therewith, at the balance sheet dates included herein the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 as of September 30, 1995 and December 31, 1994 of accrued interest and $78,000 of fees. PEC has filed for bankruptcy. On December 28, 1994, the Company received
     $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corporation. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement Agreement permitted the
     Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC.

(5)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000
     Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. Bruce Paparella, the Company's President and Mr. John Sanford, the Company's Vice President. In March 1995, the revolving line of credit facility maturity was extended to December 31, 1995 with an increased limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1995. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.
(6)  Note Payable to Majority Owners
     Note payable to majority owners as of September 30, 1995 and December 31, 1994 in the amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. Mr. Paparella, the Company's Chief Executive Officer, is the owner of a 75% interest in such Note and, as such, is the beneficial owner of 358,852 shares of the Company's Common Stock issuable to Mr.
     Paparella upon his election to convert his interest in the Note. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addition, Mr. Sanford also acquired, in a private transaction with Mr. Walter Carucci, a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996. A charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock.

 (7) Commitments and Contingencies
     The  Company has incurred losses from operations and  as  of
     September   30,   1995,  the  Company  had  a  stockholders'
     deficiency of $4.5 million and a consolidated working capital deficit of $2.8 million.

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

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the period ended September 30, 1995, $44,000 was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

     By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle an outstanding claim by a former officer of Houze for bonuses owed. The agreement provides that Houze will pay to the former officer the aggregate amount of $37,500 in several installments by December 31, 1996 of which $26,150 was paid as of September 30, 1995. The original amount of such claim previously recorded in the financial statements of approximately $116,000 plus interest was reduced accordingly as of December 31, 1994.

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

As previously reported in the Company's Annual Report on Form 10-K, effective September 28, 1993, the Company discontinued the operations of its wholly-owned subsidiary Northern Engineering Corporation ("Northern"). On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. If the Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged
Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and agreed to make an additional $150,000 partial prepayment which was paid on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995 together with an additional premium payment of $150,000. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, which was not made. The Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the September 30, 1995 financial statements in the aggregate amount of $472,500. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property. The Company is also entitled to receive all proceeds, if any, received by Northern in connection with the resolution of all litigation claims of Northern with Pennsylvania Engineering Corporation, which proceeds if and when received will be applied to interest and principal under the Note. The Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q reflect the stock sale of Northern.

As previously reported in the Company's Annual Report on Form 10-K, from June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corporation ("PEC") which may be deemed to have been an affiliate of the Company, and in connection therewith, at December 31, 1994 the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. Such outstanding loans to PEC were payable on demand, bore interest at the prime rate plus 3% and are collateralized by a mortgage on certain real property owned by PEC's subsidiary, Lectromelt Corporation. On February 4, 1992, PEC and its subsidiaries, Birdsboro Corporation and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A trustee was appointed in such proceedings on February 7, 1992. In accordance with Chapter 7 of the Code, upon such appointment the trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and such subsidiary. On December 28, 1994 the Company received $60,000 in satisfaction of the mortgage securing such indebtedness form the sale of certain real property owned by PEC's subsidiary, Lectromelt Corporation. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement Agreement permitted the Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC.

As previously reported in the Company's Annual Report on Form 10-K, in November 1991, Houze entered into an accounts receivable financing arrangement with a commercial lender. Such arrangement provided for advances to be made against accounts receivable sold thereunder of up to 75% of the full net amount thereof, interest on such advances at the prime rate plus 1%, the payment of a commission of 1.25% of the full amount of all accounts receivable for which advances were made and the payment of an administrative fee of $50,000 per year. Pursuant to the arrangement, all accounts receivable of Houze were pledged as additional collateral. On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3%. In addition, the bank is entitled reimbursement of fees for auditing Houze's accounts receivable twice during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000 Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company, Mr. Bruce Paparella and Mr. John Sanford. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the aforementioned accounts receivable financing arrangement. The revolving line of credit facility matures on December 31, 1995 with an increased limit of $500,000. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company. The balance outstanding as of September 30, 1995 was $380,000 under this line of credit.

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


Results of Operations


Nine Months Ended September 30, 1995 Compared with  the
Nine Months Ended September 30, 1994

Net sales decreased to $3.5 million in the nine months ended September 30, 1995 from $3.6 million in the comparable period in 1994. The decrease in net sales was due to decreased sales volume of mug units of approximately 182,000 offset by an increase in average sales price per unit of approximately $.11. Decreased cost of sales was primarily due to decreased production volume, plus increased operational efficiency, including significant reduction in units lost during production.

Effective January 1, 1995, the Company instituted a cost reduction program primarily targeted to reduce cost of sales and administrative expenses. The increase in selling, general and administrative expenses for the nine months ended September 30, 1995 compared to September 30, 1994, is attributable primarily to an increase in legal fees with respect to collection efforts regarding the previously mentioned Bankruptcy Court proceedings, offset by favorable reductions in administrative salaries and other administrative costs.

The decrease in interest expense is due primarily to lower average borrowings and improved interest rate terms under the new line of credit financing arrangement described elsewhere herein.

The Company believes that the principal amount of the note receivable relating to the sale of Northern's shares and accrued interest thereon may not be collectible as a result of the obligor's default under the terms of the agreement, and therefore has made a full valuation reserve in the September 30, 1995 financial statements in the aggregate amount of $472,500.

Three  Months  Ended September 30, 1995 Compared with  the  Three
Months Ended September 30, 1995

Sales increased to $1.2 million in the three months ended September 30, 1995 from $1.1 million in the comparable period in 1994. The increase in net sales was due to decreased sales volume of mug units of approximately 38,500 offset by an increase in average sales price per unit of approximately $.25. Decreased cost of sales was primarily due to decreased production volume, plus increased operational efficiency, including significant reduction in units lost during production.

The Company believes that the principal amount of the note receivable relating to the sale of Northern's shares and accrued interest thereon may not be collectible as a result of the obligor's default under the terms of the agreement, and therefore has made a full valuation reserve in the September 30, 1995 financial statements in the aggregate amount of $472,500.



                Wilson Brothers and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the nine months ended September 30,     1995.


                Wilson Brothers and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers


Date:     11/28/95            By: ___________________________
                                   John Sanford
                                   Vice President and Chief
Financial Officer