Form 10-K
period 1995-12-31
WILSON BROTHERS
filed 1996-04-19
CIK 107469

13



                            FORM 10-K


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995


                               OR


[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ____________.

Commission file number 1-3329

                         WILSON BROTHERS
     (Exact name of registrant as specified in its charter)

     (Each name of registrant as specified in its charter)

            ILLINOIS                        36-1971260
(State or other jurisdiction of          (I.R.S. Employee
 incorporation or organization)         Identification No)

     902 South Main Street                     15474
        Point Marion, PA                    (Zip Code)
(Address of principal executive
            offices)

 Registrant's telephone number,           (412) 725-5231
      including area code:



Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock. $1.00 Par Value
                         Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

      The aggregate market value of the voting stock held by non-affiliates cannot be determined since no established market exists for the Company's common stock.

      There were 3,321,039 shares of the registrant's common stock ($l.00 par value) outstanding at March 1, 1996, of which non-affiliates and affiliates held 1,676,386 and 1,644,653 shares, respectively, representing 50.5% and 49.5%, respectively, of the registrant's common stock outstanding.

                             PART I

     Item 1.   Business.

     General Development of Business

     Wilson Brothers was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers and its subsidiaries unless the content indicates otherwise. The Company's principal executive offices are located at 902 South Main Street, Point Marion, PA 15474.

     During the 1995 fiscal year, the Company had one active, wholly-owned subsidiary - Houze Glass Corporation, a Pennsylvania corporation ("Houze") located in Point Marion, Pennsylvania, which is engaged in the specialty decoration of glass and ceramic items.

     At the beginning of fiscal year 1993 approximately 53.7% of the Company's common stock was owned by DWG Corporation ("DWG"). On April 23, 1993, DWG Acquisition Group L.P. acquired 28.6% of DWG's then outstanding shares of common stock. DWG Acquisition
Group L.P. subsequently changed its name to Triarc Companies, Inc. ("Triarc").

      On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of all of its operating businesses. On December 28, 1993, Triarc entered into a Securities Purchase Agreement with Bruce Paparella and Warren B. Kanders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on January 10, 1994, Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, Triarc assigned to Mr. Paparella and Mr. Kanders that certain note made by the Company and owned by Triarc with a remaining principal balance of $1,500,000 which note bears interest at the prime rate and at the time was convertible into 956,937 shares of the Company's common stock (the "Convertible Note"), and Triarc assigned to Mr. Paparella and Mr. Kanders cer tain accounts receivable by Triarc in the amount at September 30, 1993 of $1,230,000 (the "Accounts Receivable"). As a consequence of said transactions, Mr. Paparella owned a 75% interest in the Convertible Note and the Accounts Receivable and Mr. Kanders ob tained a 25% interest in the Convertible Note and the Accounts Receivable and, Mr. Paparella and Mr. Kanders together owned ap proximately 59% of the Company's outstanding common stock and, as a result of such transactions, may be deemed to have controlled the Company. The Company has been informed that, effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's common stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note, which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock), and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired in a private transaction with Mr. Walter Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addition, Mr. Sanford also acquired, in a private transaction with Mr. Carucci, a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996.

      As a result of these transactions, as of December 31, 1995, Mr. Paparella beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conversion of their respective interests in the Convertible Note. Assuming Mr. Paparella's and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

     From September 28, 1993 through January 9, 1994, the Company's two wholly-owned subsidiaries, Houze and Northern Engineering Corporation, a Delaware corporation ("Northern"), were treated as discontinued operations. As of January 10, 1994, however, the Company's Board of Directors deemed it in the Company's best interest to continue the operations of Houze. Accordingly, the consolidated financial statements for each of the periods presented have been restated to reflect only the operations of Northern as discontinued.

        On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the
Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per anum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. If the Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and agreed to make an additional $150,000 partial prepayment which was paid on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which only $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore as of September 30, 1995 made a full valuation reserve in the financial statements of $450,000 for the principal balance and $6,000 for the accrued interest balance on the note. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

     On November 16, 1995, the Company received $472,541 representing the net proceeds distributed in connection with the resolution of all litigation claims of Northern, retained by the Company after the sale of Northern, with Pennsylvania Engineering Corporation. These proceeds were applied to interest and principal under the Note. The Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K reflect the stock sale of Northern.

     Industry Segments

     The Company presently operates in one business segment.

     Business

     Wilson Brothers is a holding company whose business is conducted through Houze. Through Houze, the Company is engaged in the specialty decoration of glass and ceramic items.

     Except as described below, the Company does not anticipate that present environmental regulations will materially affect its capital expenditures, earnings or competitive position. To date, the Company has not been required to make significant capital expenditures in order to meet current environmental standards.

      As of December 31, 1995, the Company had approximately 108 employees of which 28 were salaried employees and the remainder were hourly personnel. Workers are represented by the American Flint Glass Workers Union under a contract which expires in March 1999. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility arranged with a bank on March 4, 1994 and extended on various dates through maturity on June 30, 1996. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 1995.

     Houze  is  engaged in the specialty decoration of glass  and ceramic items. Sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade. Houze's core business, which is highly competitive, consists principally of the decoration of mugs which are sold to advertising specialty distributors. Custom imprinted tumblers or coffee mugs generally lend more exposure per advertising dollar to customers because of their frequency of use in the business atmosphere. From time to time, Houze also obtains special contract orders. Such special contract orders do no necessarily occur each year and there were no significant contract orders in 1993, 1994 or 1995. The decorative glass business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The particular markets targeted by the ceramic mug segment are pharmaceutical companies that utilize the "magic" process to demonstrate a change which occurs when a particular medication is prescribed. Houze also targets companies that desire to advertise a particular product or perhaps a change in the company (i.e., name or logo). Houze competes on the basis of price, quality and design. Many of its competitors are much larger companies, with far greater resources. Anchor Hocking Corporation and Libbey Owens Ford Company are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can maintain a competitive edge in the advertising specialty market.

     For the last three years the custom decorated ceramic mug product line has been approximately 85% of Houze's overall business.

     Management is currently looking to expand Houze's decorative
products  to  include  custom  imprinted  ceramic  steins,   shot
glasses, and travel mugs. The Company is currently experimenting with the decoration of molded plastic mugs.

     Houze is continuing to use the "magic" process which is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect. This process is now available through other manufacturers in
Japan.    Consequently,  competition  in  this  market  area   is
increasing to some extent.

     Houze  purchases much of its raw material supplies of  glass
and  ceramic  items  from  five  principal  suppliers.   However,
management believes that such raw materials are readily available from other sources at competitive prices.

     Houze enters into licensing agreements with customers which permit Houze to imprint specific logos or designs directly on products.

     In recent years, Houze's sales have been greatest during the fall quarter as a result of customers' holiday programs. Backlog or orders believed to be firm as of December 31, 1995 was $310,000 compared to $420,000 at year end 1994. Backlog orders are filled within the current fiscal year.

     Because the ceramic mug business is dependent on imported ware, Houze is required to maintain inventories to cover needs for 45 - 60 days at minimum. If a shortfall occurs, inventory is supplemented with ware purchased from a distributor located in the United States. Houze does not offer extended payment terms to customers.

     Houze is not dependent on any single customer because of Houze's method of distribution. Houze is a member of the Advertising Specialty Institute and a supplier to the advertising industry. Houze maintains a nationwide distribution network through over 12,000 distributors offering Houze products.

     As an advertising specialty supplier, no material portion of Houze's business is affected by renegotiation of profits or termination of contracts at the election of any governmental agency.

     In  February 1993, the Company became aware that certain  of
Houze's products may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania
Department of Environmental Regulation (PDER) and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the 1993 consolidated financial statements. On December 31, 1995, the reserve balance was $825,000 reflecting a charge of $41,000 and $14,000 in actual remediation expenses incurred during 1995 and 1994, respectively. While the Company believes that the total cost of the plan provided by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve beyond that arising from actual remediation expenditures. The final costs to complete the plan of remediation may be substantial in relation to the consolidated financial position of the Company, which could have a material adverse effect on its results of operations and liquidity.

     The Company has no foreign operations or any material export sales.

     Item 2.   Properties.

     Operations of Houze occupy a facility in Point Marion, Pennsylvania which has approximately 175,000 square feet of manufacturing and office space on a 16 acre site. Such facility is substantially utilized.

     Item 3.   Legal Proceedings.

      In December 1993, a civil action was brought in the United States District Court for the Western District of Pennsylvania against the Company, Houze and Triarc Companies, Inc. ("Triarc"), the former parent of the Company, by the former chief operating officer of Houze. The complaint alleged that such officer was owed bonuses in the amount of approximately $116,000 plus interest on said amount. The amount of the claim for bonuses had been recorded in the consolidated financial statements of the Company. The Company and Houze answered the claim and asserted certain counterclaims. By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle the claims and counterclaims. The agreement provides that Houze will pay the former officer the aggregate amount of $37,500 in several installments by December 31, 1996, of which $31,350 has been paid as of December 31, 1995. The $116,000 reserve for this claim was reduced accordingly as of December 31, 1994.

     While the Company is not currently engaged in litigation, the Company is from time to time involved in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

     Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

                             PART II

     Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

     There is no current established public trading market for the Company's common stock.

     Prior to September 14, 1993, the high and low sales prices for the common stock of the Company as listed on the Pacific
Stock Exchange were as follows:

                                       Prices
     Year and Period                High     Low
       1993
          First Quarter             $.75      $.50
          Second Quarter             .875      .50
          Third Quarter              .875      .125


     From September 14, 1993 through December 31, 1993, the range of high and low bid information for the common stock of the Company was as follows:

                                       Prices
     Year and Period                High     Low
       1993
          Fourth Quarter (9/14 to 12/13)      $.0625   $.03125

     Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     On September 14, 1993, the Company's common stock was delisted from the Pacific Stock Exchange for failure to comply with minimum listing criteria. Since that time the Company's common stock has been traded over the counter through National Quotation Bureau's "pink sheets". Since December 12, 1993, the "pink sheets" has listed no bid for the Company's common stock.

     As of December 31, 1995, there were 3,027 record holders of the Company's common stock.

     The  Company  did not declare or pay any cash  dividends  in
1995 or 1994. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. Under such provisions at December 31, 1995, no dividends were permitted to be paid. The Company has no present plans for the payment of any dividends.

     On January 10, 1994, pursuant to a Securities Purchase Agreement dated December 28, 1993 among Bruce Paparella, Warren
B. Kanders and Triarc Companies, Inc. ("Triarc"), (i) Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, (ii) Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, (iii) Triarc assigned to Mr. Paparella and Mr. Kanders that certain note made by the Company and owned by Triarc with a remaining principal balance of $1,500,000 which note bears interest at the prime rate and at the time was convertible into 956,937 shares of Common Stock (the "Note"), and (iv) Triarc assigned to Mr. Paparella and Mr. Kanders certain accounts receivable held by Triarc in the amount at September 30, 1993 of $1,230,000 (the "Accounts Receivable"). Triarc is the successor to DWG Corporation ("DWG"), the former controlling shareholder of the Company. As a consequence of said transactions, Mr. Paparella obtained a 75% interest in the Note and the Accounts Receivable and Mr. Kanders obtained a 25% interest in the Note and the Accounts Receivable.

      The Company has been informed that, effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's Common Stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired, in a private transaction with Mr. Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addition, Mr. Sanford also acquired, in a private transaction with Mr. Walter Carucci, a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996.

      As a result of these transactions as of December 31, 1995, Mr. Paparella beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conversion of their respective interests in the Convertible Note. Assuming Mr. Paparella's and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

     Item 6.   Selected Financial Data.(1)

For the Year        1995      1994     1993      1992    1991

Net sales           $5,041   $5,495   $7,021    $8,280  $11,112
Operating profit (loss) $    (517)    $(652)    $(2,251)    $
(1,082)             $ 285
Income (loss) from
 continuing operations  $    (602)    $(588)    $(3,492)    $
(1,376)             $(532)
Loss from discontinued
 operations, net of tax $    _-  $    (161)     $(1,837)    $
(976)               $(436)

Net loss            $(602)   $(749)   $(5,329)  $(2,352)    $
(968)
Loss per common and
 equivalent share:
  Continuing operations      $(0.18)  $(0.18)   $(1.05) $(0.42)
$ (0.16)
  Discontinued operations     -                 (0.05)  (0.55)
(0.29)              (0.13)
  Net loss          $(0.18)  $(0.23)  $(1.60)   $(0.71) $(0.29)

Shares used in computing
                    loss per common and
 equivalent share   3,321    3,321    3,321     3,321   3,321

Cash dividend per share      $ -      $  -      $ -     $  -
$                   -

At Year-End

Total assets        $2,095   $2,655   $3,104    $7,290  $8,374

Long-term debt      $   -    $   -    $   9     $  25   $  41

Note payable to majority owners  $    1,500     $1,500  $1,500
$                   1,500    $1,500












(1)  Restated to reflect the operations of Northern Engineering
Corporation as discontinued.1



     Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Trends

     Due to continued decline in sales and the negative impact of increased competition, the Company discontinued the operations of Northern, which represented the Company's industrial crane business, effective September 28, 1993, and such operations were subsequently sold as discussed elsewhere herein.

     The following discussion and analysis of financial condition pertains primarily to Houze, which represents the remaining business of the Company.

     Houze continues to face significant competition, particularly in its core business which consists principally of the decoration of mugs which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of which are larger companies with far greater resources, Houze instituted price reductions for large
orders   and  has  increased  its  marketing  efforts  to  retail
distributors and holders of licensed products. Additionally, Houze has made significant improvements to its customer services area in response to the higher level of service demanded by its customers.

     Liquidity

     The Company's consolidated cash and equivalents, were $428,000 at December 31, 1995 compared to $136,000 at December 31, 1994. During this period, cash and equivalents increased primarily due to collection of $150,000 on notes receivable in connection with the sale of Northern, collection of $472,500 receivable from affiliate in connection with secured loans to Pennsylvania Engineering Company, increased collections of accounts receivable and maintaining lower levels of inventories, offset by operating losses.

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corporation ("PEC") which may be deemed to have been an affiliate of the Company at such time, and in connection therewith, at December 31, 1994 the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. Such outstanding loans to PEC were payable on demand, bore interest at the prime rate plus 3% and are collateralized by a mortgage on certain real property owned by PEC's subsidiary, Lectromelt Corporation. On February 4, 1992, PEC and its subsidiaries, Birdsboro Corporation and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A trustee was appointed in such proceedings on February 7, 1992. In accordance with Chapter 7 of the Code, upon such appointment the trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and such subsidiary. On December 28, 1994 the Company received $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corp. Such proceeds were applied to accrued interest receivable and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement
Agreement permitted the Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations.
     On March 11, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. The line of credit has since been increased to $500,000 and extended to June 30, 1996. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000 Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Messrs. Paparella and Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to June 30, 1996. A failure by Houze to renegotiate such credit facility beyond June 30, 1996 would have a material adverse effect on the Company.

     For the year ended December 31, 1995, the Company compensated Mr. Paparella and Mr. Sanford $72,500 and $59,375, respectively, for management services, of which $60,000 and $55,000, respectively, was paid in January 1996. Mr. Paparella and Mr. Sanford's annual compensation for 1996 will be $12,000
and   $12,000, respectively.

In accordance with an agreement with the Company's former lender, DWG made a principal payment on December 31, 1982 on the Company's behalf and purchased interest notes which were issued by the Company to such lender in payment of accrued interest. Pursuant to a Conversion Rights Agreement entered into between the Company and DWG, the obligations of the Company arising from the principal payment by DWG and purchase of interest notes were convertible into newly-issued shares of the Company's common stock. In 1983, DWG converted $651,445 principal amount of interest notes into 651,445 shares of the Company's common stock. In November and December 1988, the Company repaid all outstanding interest notes which aggregated $2,132,000, repaid $4.5 million of the $6.0 million note evidencing such principal payment and paid substantially all accrued interest owed to DWG. The remaining principal balance of a $1.5 million note owed to Triarc Companies, Inc., successor to DWG, as of December 31, 1993 bears interest at the prime rate and is convertible into 956,937 shares of the Company's common stock. Effective January 10, 1994, such convertible note was purchased by Mr. Bruce Paparella and Mr. Warren B. Kanders in connection with their acquisition of common stock from Triarc Companies, Inc., as described elsewhere herein. On December 22, 1994, Mr. Kanders donated his 25% rights in such note to a charitable institution. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addition, Mr. Sanford also acquired, in a private transaction with Mr. Walter Carucci, a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996.

     As a result of these transactions, as of December 31, 1995, Mr. Paparella beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conversion of their respective interests in the Convertible Note. Assuming Mr. Paparella's and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

     The  Company has incurred losses from operations and  as  of
December 31, 1995, the Company had a stockholders' deficiency  of
$4.0  million and a consolidated working capital deficit of  $2.2 million.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation described elsewhere herein, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     Capital Resources

     Capital expenditures of Houze, were $0, $16,000 and $9,000 in 1995, 1994 and 1993, respectively. The Company does not anticipate any material capital expenditures in 1996, other than expenditures by Houze for environmental remediation described below.

     As described elsewhere herein, the Company became aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze property. The Pennsylvania
Department of Environmental Regulation (PDER) and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the consolidated financial statements. On December 31, 1995, the reserve balance was $845,000 reflecting a charge of $41,000 and $14,000 in actual remediation expenses incurred during 1995 and 1994, respectively. While the Company believes that the total cost of the plan provided by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve beyond that arising from actual remediation expenditures. The final costs to complete the plan of remediation may be substantial in relation to the consolidated financial position of the Company, which could have a material adverse effect on its results of operations and liquidity.

     Inflation and Changing Prices

     Management   believes  that  inflation  did   not   have   a
significant effect on gross margins during the last three years.

     Results of Operations

     1995 Compared with 1994

     Net sales decreased to $5.0 million in 1995 from $5.5 million in 1994. The decrease in net sales and cost of sales was primarily due to continued erosion of market share resulting from increased competitive pressures, decreased pricing and the lack of special contract orders which have supported sales volumes of Houze in prior years.

     The Company sold 2.6 million units of decorative mugs and glassware at an average price of approximately $1.91 in 1995 versus 3.1 million units sold at an average price of $1.79 in 1994. The .5 million unit decrease in sales volume reduced the Company's sales by approximately $895,000. However, average sales price per unit increased by $.12 which offset such reduced unit volume sales during 1995 by approximately $312,000. In addition, the Company sold .5 million units of "misprinted mugs" at an average price of $.07, for which the inventory value was reduced to zero in 1994 when such mugs were produced, because they were deemed not salable.

       The Company's general and administrative expenses were $113,000 higher in 1995 primarily due to increased legal fees in connection with the settlement with PEC and other litigation described elsewhere herein.

     Other income included the collection of $472,500 from the final settlement of the Company's claims against PEC, offset by a $457,000 allowance for principal and interest due from the sale of Northern which the Company believes may not be collectible.

     1994 Compared with 1993

     Net sales decreased to $5.5 million in 1994 from $7.0 million in 1993. The decrease in net sales and cost of sales was primarily due to continued erosion of market share resulting from increased competitive pressures, decreased pricing and the lack of special contract orders which have supported sales volumes of Houze in prior years.

     Loss from continuing operations decreased primarily as a result of increased unit prices and gross margins and lower selling, general and administrative expenses and the elimination of affiliate charges. The Company sold 3.1 million units of decorative mugs and glassware at an average price of approximately $1.79 in 1994 versus 4.1 million units sold at an average price of $1.71 in 1993. The 1 million unit decrease in sales volume reduced the Company's sales by approximately $1.8 million. However, average sales price per unit increased by $.08 which offset such reduced unit volume sales during 1994 by approximately $248,000. The Company's general and administrative expenses were $461,000 lower in 1994 primarily due to tighter cost controls. As a result of the Company's new bank financing arrangement as of March 1994, total financing costs decreased from $211,000 in 1993 to $50,000 in 1994.

     Loss from discontinued operations relates to the operations and the sale of Northern in May 1994 for less than originally anticipated at the time of its discontinuance.

      Item 8.  Financial Statements and Supplementary Data Index.

          Report of Independent Public Accountants           14

          Consolidated Financial Statements:

            Consolidated Balance Sheets - December 31,  1995  and
            1994                                            16

            Consolidated Statements of Operations and
            Accumulated Deficit -
            Three years ended December 31, 1995             17

            Consolidated Statements of Cash Flows -  Three  years
            ended December 31, 1995                         18

            Notes to Consolidated Financial Statements      19

          Financial Statement Schedules:

               Schedules included are set forth in Item 14.
Item 8. Financial Statements and Supplementary Data.
                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                        As of December 31
                                             1995         1994
          Assets                              (In thousands)
Current assets
     Cash and equivalents                  $   428       $    136
     Receivables, less allowance of $130,000 in 1995
       and $243,000 in 1994                    785          915
     Inventories                               436          497
     Other                                      33           10
          Total current assets               1,682        1,558
Properties, at cost                          2,296        2,296
Less accumulated depreciation              (1,883)       (1,799)
                                               413          497
Note receivable, less valuation reserve of $450,000 in 1995
- -                                          600
Notes receivable from affiliate, less valuation
  reserve of $2,665,000 in 1994                  -            -
                                           $ 2,095       $2,655
Liabilities and Stockholders' Deficiency
Current liabilities:
     Short-term borrowings                 $   245       $  307
     Current portion of long-term debt           4            8
     Accounts payable                          621          694
     Accrued salaries and other employee costs           381
     312
     Environmental reserve                     845          886
     Accrued interest due majority owners      377          251
     Due to majority owners                  1,230        1,230
     Other current liabilities                 206          179
          Total current liabilities          3,909        3,867

Note payable to majority owners              1,500        1,500
Other liabilities                              727          616
                                             2,227        2,116
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minimum pension liability               (111)            -
     Accumulated deficit                    (14,715)     (14,113)
          Total stockholders' deficiency    (4,041)      (3,328)
                                            $2,095       $2,655
See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  Three years ended December 31

                          1995  1994    1993
                           (In thousands except per share
                          amounts)

Net sales                      $5,041   $5,495    $7,021

Cost of sales                   4,109   4,811     6,636
Selling, general and administrative expenses      1,449
1,336                           1,787
Charges from affiliates             -       -       849
                                5,558   6,147     9,272

Loss from continuing operations         (517)     (652)
(2,251)

Other expense (income):
   Interest expense                38      52       170
   Interest expense - majority owners     127       105     97
   Interest income               (39)    (38)         -
   Provision for doubtful notes and interest
    receivable from affiliate     457       -     1,000
   Other income                 (498)   (183)      (26)
                                   85    (64)     1,241
      Loss from continuing operations before
        provision for income taxes      (602)     (588)
(3,492)

Provision for income taxes          -       -         -
      Loss from discontinued
      operations                    -   (161)     (1,837)

      Net loss                  (602)   (749)     (5,329)

Accumulated deficit - beginning of year (14,113)  (13,364)
(8,035)

Accumulated deficit - end of year   $   (14,715) $(14,113)  $
(13,364)

Loss per share:
   Continuing operations         $(0.18) $(.018)   $(1.05)
   Discontinued operations         -     (0.05)    (0.55)
                                 $(0.18) $(0.23)   $(1.60)


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three years ended December 31

                     1995            1994     1993
                                         (In thousands)
Cash flows from operating activities:
   Net loss from continuing operations  $    (602)$    (588)$(3,
492)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       84       124       151
   Gain on sale of assets               -      (29)         -
   Provision on uncollectible notes
     receivable from former affiliate        450       -     1,0
00
   Decrease in receivables, net       130       116       520
   Decrease in inventories             61        49       923
   Increase in other current assets          (23)      (10)    -
   (Decrease) increase in accounts payable     (73)       116
(324)
   Increase (decrease) in accrued salaries and
      other employee costs            109     (140)        76
   Increase in accrued interest due majority owners       126
107     144
   Increase in other current liabilities         27        48
- -
   (Decrease) increase in environmental reserve          (41)
(14)    700
  Net cash provided by (used in) operating activities        208
(221)                             (302)
Cash flows from investing activities:
   Capital expenditures                 -      (16)       (9)
   Proceeds from sale of properties          -         30      -
   Proceeds from sale of discontinued operations       -      10
- -
   Decrease in net assets of discontinued operations           -
- -    (352)
   Net cash provided by (used in) investing activities         -
24   (361)
Cash flows from financing activities:
   Repayment of long-term debt        (4)          (18)      (40)
   Increase (decrease) in short-term borrowings        (62)  201
(643)
   Repayment of note receivable       150       150         -
   Increase in due to majority owners             -         -
1,230
   Net cash provided by financing activities           84    333
547
Net increase (decrease) in cash and equivalents           292
136     (116)
Cash and equivalents at beginning of period            136     -
116
Cash and equivalents at end of period        $  428    $     136
$  -

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                      $   38    $   29    $  177
     Income taxes                  $    -    $    -    $    -



  See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1995

 (1) Basis of Presentation

     Wilson Brothers (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiary Houze Glass Company ("Houze"). Houze operates in the specialty advertising business and engages in the decoration of glass and ceramic items. Houze's products are primarily distributed throughout the United States through sales representatives.

     Principles of Consolidation

     All significant intercompany items and transactions have been eliminated in consolidation.

     On April 23, 1993, DWG Acquisition Group L.P. acquired shares of DWG Corporation ("DWG"), representing 28.6% of DWG's then outstanding shares of common stock. DWG subsequently changed its name to Triarc Companies, Inc. ("Triarc"). DWG owned at the time approximately 53.7% of the Company's outstanding common stock.

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

     As a result of these transactions as of December 31, 1995, Mr. Paparella beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conversion of their respective interests in the Convertible Note. Assuming Mr. Paparella's and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)                            Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Properties

     Properties    are   carried   at   cost   less   accumulated
     depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from four to forty years.

     Assets which have been fully depreciated are retained in the accounts for as long as they are useful to operations. Upon disposition, it is the Company's policy to eliminate from the accounts the carrying value of the asset and the related accumulated depreciation or amortization and to credit or charge the resulting profit or loss to operations.

     Effective for fiscal years beginning after December 15, 1995, the Company adopted SFAS No. 121 - "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", which is not expected to have a material effect on the Company's reported financial position or results of operations.

     Income Taxes

     Effective January 1, 1993, the Company adopted SFAS No. 109,
     "Accounting  for Income Taxes", which had no effect  on  the
     Company's   reported  financial  position  or   results   of
     operations.

     Loss per Share

     Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each year), since the inclusion of common stock equivalents (shares issuable upon conversion of the note referred to in Note 9) would be antidilutive.

     Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts and notes receivable. The Company places its cash with high quality financial institutions.

     Cash and Equivalents

     The Company classifies as cash and equivalents all highly liquid investments with a maturity of three months or less when purchased.

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)  Discontinued Operations

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of its wholly-owned subsidiary Northern Engineering
     Corporation  ("Northern"),  the  Company's  crane   business
     segment. Accordingly, the consolidated financial statements for each of the periods presented have been restated to reflect such business segment as discontinued. On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company.

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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the December 31, 1995 financial statements in the amount of $450,000 for principal, plus $6,000 for accrued interest. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

     Sales of Northern were $662,000 and $2,134,000 for each of the years ended December 31, 1994 and 1993.

(4)  Inventories

     Inventories,  stated at the lower of cost (first-in,  first-
     out  basis)  or market, consisting of materials,  labor  and overhead, are as follows:
                                          December 31,
                                         1995    1994

     Raw materials                    $365,000 $477,000
     Work in process                    1,000       -
     Finished goods                    70,000  20,000
                                      $436,000 $497,000

                   Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (5) Properties
     The  following is a summary of the major classifications  of properties:
                                          December 31
                                         1995    1994
     Classification
     Land                             $18,000   $18,000
     Buildings and improvements       678,000   678,000
     Machinery and equipment          1,600,000 1,600,000
                                      2,296,000 2,296,000
     Less: accumulated depreciation   1,883,000 1,799,000
                                      $413,000  $497,000

(6)  Notes Receivable from Affiliates

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corp. ("PEC"), which may be deemed to have been an affiliate of the Company. In connection therewith, as of December 31, 1994, the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. PEC filed for bankruptcy. On December 28, 1994, the Company received $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corporation. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement Agreement permitted the
     Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations.

(7)  Income Taxes and Other Liabilities

     As a result of the change in ownership effective January 10, 1994 as described in Note 1, substantially all of the Company's pre-acquisition Federal income tax loss carryforwards and tax credit carryforwards have been eliminated. As of December 31, 1995 and 1994, the Company provided a full valuation allowance for the net deferred tax assets of $1,005,000 and $792,000, respectively. The deferred tax assets primarily result from the 1995 and 1994 net losses and certain differences in the tax basis and book basis of inventories, receivables and liabilities.

     The reported tax provision and a computed tax benefit based on the loss from continuing operations before income taxes are reconciled as follows:


                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                      Year ended December 31,
                                       1995     1994    1993
                                           (In thousands)
     Loss from continuing operations before
      income taxes                   $(602)   $(588)   $(3,492)
     Statutory rate                   35%      35%     35%
     Computed tax benefit from continuing operations   (211)               (206)
     (1,222)
     Computed tax benefit from discontinued operations  -   (56)      (643)
      Total computed tax benefit              (211)    (262)       (1,865)
     Increase in taxes resulting from:
      Effect of net operating losses for which
        no tax benefit is available           211      262           1,860
      Other                              -        -       5
                                     $   -    $   -    $  -

          "Other liabilities" consist of estimated accruals for the final resolution of income tax audits relating to prior years.


(8)  Short-term Borrowings

     In November 1991, the Company's wholly-owned subsidiary Houze Glass Corporation ("Houze") entered into an accounts receivable financing arrangement with a commercial lender. Such arrangement provided for advances to be made against accounts receivable sold thereunder of up to 75% of the full net amount thereof, interest on such advances at the prime rate plus 1%, the payment of a commission of 1.25% of the full amount of all accounts receivable for which advances were made and the payment of an administrative fee of $50,000 per year. Pursuant to the arrangement, all accounts receivable of Houze were pledged as additional collateral. On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000
     Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. Bruce Paparella, the Company's President and Mr. Sanford, the Company's Vice President and Chief Financial Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the aforementioned accounts receivable financing arrangement. The revolving line of credit facility maturity was extended from December 30, 1994 to June 30, 1996 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to June 30, 1996. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The short-term borrowings of Houze as of and for the years ended December 31 are as follows:

                               1995    1994   1993
     End of year balance       $245,0  $307,  $106,0
                                   00    000      00
     Maximum           amount
     outstanding  during  the  $380,0  $349,  $749,0
     year                          00    000      00
     Average          balance          $171,  $380,0
     outstanding  during  the  $280,0    000      00
     year                          00
     Weighted         average   11.8%  15.9%    8.9%
     interest   rate   during
     the year
     Interest  rate  at  year   11.5%  11.5%    7.0%
     end

(9)  Note Payable to Majority Owners

     Note payable to majority owners as of December 31, 1995 and December 31, 1994 in the amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. Mr. Paparella is the owner of a 37.5% interest in such Note and, as such, is the beneficial owner of 358,852 shares of the Company's Common Stock issuable to Mr. Paparella upon his election to convert his interest in the Note. In December 1994, Mr. Kanders made a gift of his 25% interest in the Note to a charitable foundation and such charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford is the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock.


 (10)                   Pension Plan

     Houze has a defined benefit plan covering hourly-paid employees. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 1995, 1994 and 1993, no contributions were required to be made under the plan.

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The net periodic pension cost for the plan in 1995, 1994 and 1993 was $45,000, $42,000 and $40,000, respectively. The components of the net periodic pension cost are as follows:

                                      Year ended December 31,
                                      1995      1994     1993
                                           (In thousands)
     Current service cost            $  52    $  55     $  55
     Interest cost on projected benefit obligation   43    43       41
     Actual return on assets           (3)     (10)      (41)
     Unrealized (gain) loss on plan experience      (38)  (37)      (9)
     Amortization of unrecognized net asset at transition    (9)       (9)
     (6)
     Net periodic pension cost       $  45    $  42     $  40


     The following table sets forth the plans' projected funded status:

                                                 December 31,
                                                1995     1994
                                                (In thousands)
     Actuarial present value of benefit obligations:

       Accumulated benefit obligation, including vested benefits
       of $657,000 in 1995 and $578,000 in 1994  $     676$     597

     Reconciliation of funded status:

       Plan assets at fair value             $ 565     $598
       Projected benefit obligation            676      597
          Plan assets in excess (short) of projected benefit
          obligation                          (111)        1
          Unrecognized net (gain) loss from plan experience       53       (8)
       Unrecognized prior service cost          37       40
       Unrecognized net asset at January 1, 1987,
          amortized over 13 to 17 years        (72)     (81)
            Prepaid (accrued) pension cost   $(93)     $(48)


     An assumed discount rate of 7% for 1995 and 1994, and long-term rate of return on assets of 8% for 1995 and 1994, were used in developing this data. Plan assets are invested in a managed portfolio, consisting primarily of corporate bonds and common stock.


 (11)
     Related Party Transactions

     There were no charges from affiliates for the year ended December 31, 1995. The Company was charged $19,000 during 1994 for consulting services provided by a firm of which an officer of the Company is a partner. Charges from affiliates for the year ended December 31, 1993 include $751,000 of non-recurring charges to the Company by Triarc for the Company's allocated portion of costs to terminate the lease on Triarc's corporate headquarters ($157,000) as well as the allocated costs related to a five-year

                Wilson Brothers and Subsidiaries
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     consulting  agreement between Triarc  and  the  former  Vice
     Chairman of Triarc and the Company ($594,000).

     In addition, DWG charged approximately $98,000 to the Company for the period January 1993 through April 1993 for management services, allocations of certain reserves on amounts owed to DWG, and costs of allocated leased space and equipment.

     The Company leased transportation and other equipment for $17,000 from a subsidiary of DWG in 1993.

     The Company and its subsidiaries maintained certain insurance coverage with Chesapeake Insurance Company Limited ("Chesapeake Insurance"), a subsidiary of DWG which may have been deemed to be an affiliate of the Company. Premiums attributable to such insurance coverage, which consisted principally of property coverage, amounted to approximately $4,000 in 1993. In addition, the Company and its subsidiaries maintained certain insurance coverage with unaffiliated insurance companies for which Chesapeake Insurance reinsured a portion of the risk. Net premiums attributable to such reinsurance were approximately $89,000 in 1993.

     For   information  concerning  certain  other   transactions
     between the Company and other corporations which may be deemed to be affiliates of the Company, see other Notes included elsewhere herein.

(12) Business Segments

     Continuing operations comprise one business segment: the decorative glass segment. No single customer accounted for 10% or more of consolidated net sales in 1995, 1994 or 1993.

(13) Commitments and Contingencies

     The  Company has incurred losses from operations and  as  of
     December   31,   1995,  the  Company  had  a   stockholders'
     deficiency of $4.0 million and a consolidated working capital deficit of $2.2 million.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation described below, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully

                Wilson Brothers and Subsidiaries
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At December 31, 1995 the reserve balance was $825,000.

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the years ended December 31, 1995 and 1994, $41,000 and $14,000, respectively, was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

     By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle an outstanding claim by a former officer of Houze for bonuses owed. The agreement provides that Houze will pay to the former officer the aggregate amount of $37,500 in several installments by December 31, 1996 of which $31,350 was paid in 1995. The original amount of such claim previously recorded in the financial statements of approximately $116,000 plus interest was reduced accordingly.

     In addition to the litigation noted above, and as discussed under Item 3 Legal Proceedings, the Company is from time to time involved in other routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.


Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The table below sets forth the names, ages and positions of the Company's directors and executive officers:

Name                            Age       Position

Bruce Paparella                 40        President,        Chief
                                          Executive  Officer  and
                                          Director

John Sanford                    30        Vice  President,  Chief
                                          Financial      Officer,
                                          Treasurer and Director

     The Board of Directors currently consist of two directors. Mr. Williams, Vice President and Secretary resigned on April 4, 1995 and Mr. Nicholson resigned on May 12, 1994, which was concurrent with the purchase of Northern by a company under his control. Mr. Nicholson was paid $10,000 during the period he was a director. Mr. Sanford was appointed to the Board of Directors in April 1995 filling the vacancy of Mr. Nicholson. Directors are elected at the annual meeting of shareholders, and hold office until the next succeeding annual meeting of shareholders or until their successors are elected and qualified. Mr. Paparella was appointed to the Board of Directors on January 10, 1994 to fill vacancies created by the resignation of members of the Board of Directors who were elected by the former controlling shareholder of the Company. Directors who are employees of the Company do not receive an annual retainer or meeting attendance fees. Non-employee directors are paid an annual meeting fee of $10,000.

     The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

     Bruce Paparella has been President, Chief Executive Officer and a Director of the Company since January 10, 1994. Since 1991, Mr. Paparella has been Research Director for Carr Securities Corp., a New York brokerage firm. From August 1988 through 1990, Mr. Paparella was special situations and portfolio manager for Great Pacific Capital, a New York investment firm. From 1987 until 1988, he was an equity research analyst at Lazard Freres, a New York investment banking firm.

     John Sanford has been Vice President, Treasurer and Chief Financial Officer of the Company since March 7, 1994. He also became Secretary and Director in April 1995. Since September 1993, Mr. Sanford has been an equity trader for Carr Securities Corp., a New York brokerage firm. From August 1991 through September 1993, Mr. Sanford was earning his M.B.A. degree at the University of North Carolina at Chapel Hill. Mr. Sanford was the President of Fortress Marine Construction from August 1990 through August 1991. From July 1988 through August 1990, Mr. Sanford was a commercial lender for the First Union National Bank of Florida.

Item 11.  Executive Compensation.

     During the year ended December 31, 1995, the Company compensated Bruce Paparella $72,500 and John Sanford $59,375 for management services. During 1996, the Company will pay annual salaries to the Company's Chief Executive Officer and Chief Financial Officer in the annual amounts of $12,000 and $12,000, respectively, for management services.

     All of the Company's executive officers hold positions with non-affiliated companies (see Item 10) that pay compensation to such officers. Each such officer devotes the time necessary to the Company and to his non-affiliated employer as is necessary for the effective discharge of his duties. The Company is unable to estimate the approximate amount of time spent by the officers listed in Item 10 on the affairs of the Company and its subsidiaries. No minimum amount of time is required to be devoted to such affairs by any such officers.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of March 1, 1996, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

 Name and Address        Amount of
of Beneficial Owner      Beneficial          Percent
                         Ownership

  Bruce Paparella
  17 Battery Place
  New York, NY          2,003,505(1)           41%
  10004

  John Sanford
  17 Battery Place
  New York, NY           879,477(2)            18%
  10004

  Choate Rosemary
  Hall
      Foundation,        239,235(3)            5%
  Inc.
  Wallingford, CT
  All Directors and
  Executive              2,882,982             59%
  Officers (2
  persons)

(1) Includes 1,644,653 shares as to which Mr. Paparella has sole voting and dispositive power and 358,852 shares issuable upon conversion of that certain promissory note made by the Company in the principal amount of $1,500,000 as to which Mr. Paparella has a 37.5 percent interest.

(2) Includes 648,218 shares issuable pursuant to a Warrant purchased from Mr. Carucci by Mr. Sanford. Such warrant became exercisable on January 10, 1996 and the exercise price per share is $0.001. Also includes 231,259 shares issuable upon conversion of a promissory note made by the Company in the principal amount of $1,500,000 of which Mr. Sanford has a 24.2 percent interest in such note.

(3) Includes 239,234 shares issuable upon conversion of a promissory note made by the Company in the principal amount of $1,500,000 of which such foundation has a 25 percent interest in such note.

Item 13.  Certain Relationships and Transactions.

     In connection with the sale of control of the Company pursuant to a Securities Purchase Agreement dated December 28, 1993, Triarc Companies, Inc. ("Triarc"), the former controlling shareholder of the Company, assigned to Bruce Paparella, President and Chief Executive Officer of the Company and Warren
B. Kanders, a beneficial owner of more than 5% of the Company's common stock, the $1,500,000 outstanding balance of a note (the "Note") by the Company and certain accounts receivable (the "Accounts Receivable") of the Company held by Triarc in the amount, at September 30, 1993, of $1,230,000.

Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements, whereby Mr. Kanders transferred all of his shares of the Company's common stock to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. In addition, on December 22, 1994, Mr. Kanders made a gift of his portion of the Note and Accounts
Receivable to a charitable foundation, leaving him with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. In addition, Mr. Sanford also acquired, in a private transaction with Mr. Walter Carucci, a warrant to purchase 648,218 shares of the Company's Common Stock from Mr. Paparella, exercisable commencing in January 1996.

      As a result of these transactions as of December 31, 1995, Mr. Paparella beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conversion of their respective interests in the Convertible Note. Assuming Mr. Paparella's and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

     In connection with the change of control of DWG, Steven Posner, who was Vice Chairman of the Board of the Company prior to April 23, 1993, entered into a five-year consulting agreement with DWG providing for an initial payment of $1.0 million at the commencement of the term of such agreement and an annual consulting fee of $1.0 million per annum for the performance of his duties under such consulting agreement. After the change of control of DWG on April 23, 1993, Triarc allocated the costs of Mr. Posner's consulting agreement to its subsidiaries, including the company. The Company was allocated $594,000 in connection with such consulting agreement, although no payment was made by the Company to Triarc during 1993 with respect to the consulting agreement.

                             PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form K.

(A)  1.   Financial Statements:

          See Index to Financial Statements (Item 8)

     2.   Financial Statement Schedule:

                    II.   Valuation  and  Qualifying  Accounts  -
                    Three years ended December 31, 1995.

                    All   other  schedules  are  omitted  as  the
                    required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     3.   Exhibits:

          Copies of the following exhibits are available at a charge of $.25 per page upon written request to the Secretary of the Company at 902 South Main Street,
          Point Marion, PA 15474.

          3.1 Articles of Incorporation (including all amendments thereto) of Wilson Brothers, incorporated herein by reference to Wilson Brothers Form 10-K for the year ended December 31, 1980, Exhibit 3.1.

          3.2 By-Laws of Wilson Brothers, incorporated herein by reference to Wilson Brothers Form 10-K for the year ended December 31, 1980, Exhibit 3.2.

          4.1 Conversion Rights Agreement dated as of April 1, 1982 by and between Wilson Brothers and DWG Corporation, incorporated herein by reference to Wilson Brothers Form 10-Q for the quarter ended June 30, 1982, Exhibit 4.2.

          4.2  Amendment  to  Conversion Rights  Agreement  dated
               April 1, 1982, incorporated herein by reference to Wilson Brothers Form 10-K for the year ended
               December 31, 1984, Exhibit 4.1.

          10.1 Loan Agreement dated March 11, 1994 by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1993, Exhibit 10.1.

          10.2 Security Agreement dated March 11, 1994, by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1993, Exhibit 10.2.

          10.3 Revolving Credit Note dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1994, Exhibit 10.3.

10.4 First Amendment to Loan Agreement and Note Modification Agreement dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1994,
Exhibit 10.4.
10.5 Amended and Restated Security Agreement dated December 30, 1994 between Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1994, Exhibit 10.5.
          11.1 Computation of Earnings (Loss) per Common and Equivalent Share - Five Years Ended , December 31, 1995.*

__________________
*  being filed herewith.

(B)  Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the three months ended December 31, 1995.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WILSON BROTHERS


Dated: April 11, 1996                By:
                                     John Sanford
                                     Vice President, Chief
                                     Financial Officer,
                                     Treasurer, Secretary and
                                     Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature                        Titles


Bruce Paparella                  President, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


John Sanford                     Vice President, Chief Financial
                                 Officer, Treasurer, Secretary
                                 and Director (Principal
                                 Accounting Officer)





             INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                         Page

II.  Valuation and Qualifying Accounts - Three            34
     years ended December 31, 1995



                                                      Schedule II

                WILSON BROTHERS AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three years ended December 31, 1995

                                        Additions
                               Balance   charged   Deduction   Balance
                                 at        to          s          at
Description                   beginnin  costs and     from       end
                                  g     expenses    reserves   of year
                               of year

Year ended December 31, 1995:

     Receivables - allowance
for                            $243,000   $96,000    $210,000   $130,000
                doubtful
accounts

           Notes receivable    $2,665,0         $   $2,665,00  $       -
from affiliate-                      00        --           0          -
        valuation reserve
           Note receivable -          $  $450,000           $   $450,000
valuation reserve                    --                    --

           Accrued interest -         $    $6,000           $     $6,000
valuation reserve                    --                    --

Year ended December 31, 1994:

     Receivables - allowance   $220,000   $58,000     $35,000   $243,000
for
        doubtful accounts

     Notes receivable from     $2,725,0         $     $60,000  $2,665,00
affiliate -                          00        --                      0
        valuation reserve
Year ended December 31, 1993:

     Receivables - allowance
for                            $120,000  $156,000     $56,000   $220,000
        doubtful accounts

     Notes receivable from
affiliate -                    $1,725,0 $1,000,00           $  $2,725,00
        valuation reserve            00         0          --          0




                          EXHIBIT INDEX
                                                 Pa
                                                 ge
10.7                Third Amendment to Loan      36
                    Agreement and Note
                    Modification Agreement
                    between Houze Glass
                    Corporation and Integra
                    Bank/South dated July 21,
                    1995
10.8                Fourth Amendment to Loan     46
                    Agreement and Note
                    Modification Agreement
                    between Houze Glass
                    Corporation and Integra
                    Bank/South dated July 21,
                    1995
11.1                Computation of Earnings      55
                    (Loss) per Common and
                    Equivalent Share - five
                    years ended December 31,
                    1995





                          Exhibit 11.1



                WILSON BROTHERS AND SUBSIDIARIES
 Computation of Earnings (Loss) per Common and Equivalent Share
               Five Years Ended December 31, 1995
            (In thousands, except per share amounts)

                              1995    1994    1993   1992  1991

Loss from continuing operations$(602)$ (588)$(3,492)$(1,376)$ (
532)

Loss from discontinued operations, net of tax    - (161)(1,837)
(976)                         (436)

Add: Interest on note payable
   to majority owner              *        *       *           *
*
                              (602)  (749) (2,352) (968)  (782)
                                  -         -        -          -
- -
     Adjusted net loss       $(602)$ (749)$(2,352)$(968)$ (782)
Average common stock and common
   equivalents:

Common stock                  3,321  3,321   3,321 3,321  3,321
Note payable to majority owner,
   including interest thereon      *         *        *        *
*
                              3,321  3,321   3,321 3,321  3,321

Loss per common and
   equivalent share:

     Continuing operations      $(0.18)$(0.18) $(1.05)$(0.42)$(
0.16)
     Discontinuing operations      -    (0.05)     (0.55)
(0.29)  (0.13)
      Net loss                  $(0.18)$(0.23) $(1.60)$(0.71)$(
0.29)


*Antidilutive


_______________________________

                              1