Form 10-Q
period 1996-06-30
WILSON BROTHERS
filed 1996-08-15
CIK 107469

5

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1996

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at July 8, 1996.
Part I. Financial Information, Item 1.  Financial Statements

                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            June 30,   December 31,
                                              1996          1995

                 Assets                        (In thousands)
Current assets
Cash and equivalents                  $   184       $    428
Receivables, less allowance of $119,000 in 1996
and $130,000 in 1995                      917          785
     Inventories                                    472          436
     Other                                      56           33
          Total current assets               1,629        1,682
Properties, at cost                          2,282        2,296
Less accumulated depreciation              (1,891)       (1,883)
                                               391          413
Note receivable, less valuation reserve of $450,000 as of
June 30, 1996 and December 31, 1995              -            -
                                           $ 2,020       $2,095
Liabilities and Stockholders' Deficiency
Current liabilities:
     Short-term borrowings                 $   343       $  245
     Current portion of long-term debt           2            4
     Accounts payable                          565          621
     Accrued salaries and other employee costs           281
     381
     Environmental reserve                     845          845
     Accrued interest due majority owners      438          377
     Due to majority owners                  1,230        1,230
     Other current liabilities                 230          206
          Total current liabilities          3,934        3,909
Note payable to majority owners              1,500        1,500
Other liabilities                              616          616
                                             2,116        2,116
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Accumulated deficit                    (14,815)     (14,715)
          Total stockholders' deficiency    (4,030)      (3,930)
                                            $2,020       $2,095
See accompanying notes to consolidated financial statements.

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                              For the Three MonthsFor the Six Months
   Ended June 30,                Ended June 30,
                             (In thousands except per share amounts)
                                  1996     1995    1996    1995

Net sales                        $1,534   $1,193   $2,699 $2,289

Cost of sales                    1,127      987    2,082  2,025
Selling, general and administrative expenses       371    332  6
79                                 668
                                 1,498    1,319    2,761  2,693

Income (loss)                       36    (126)     (62)  (404)

Other expense (income):
   Interest expense - majority owners     31       30   61
62
   Interest (income) expense,  net        (7)      (1)   -
5
   Provision for doubtful note and interest receivable -    464
- -                                  464
   Other, net                     (14)        -     (23)       -
                                    10      493       38    531
      Income (loss)
        before provision for income taxes    26    (619)
(100)                            (935)

Provision for income taxes           -        -        -      -

      Net income (loss)             26    (619)    (100)  (935)

Accumulated deficit - beginning  (14,841) (14,429) (14,715)
(14,113)

Accumulated deficit - ending     $(14,815)    $   (15,048)    $
(14,815)                         $(15,048)

Income (loss) per share          $ 0.01    $(0.19)  $(0.03)   $
(0.28)


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  For the Six Months
                                     Ended June 30,
                             1996               1995
                 (In thousands except per share
                            amounts)
Cash flows from operating activities:
   Net loss                          $(100)  $(935)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Valuation reserve on note receivable -      450
   Gain on sale of equipment          (6)        -
   Depreciation and amortization       32       48
   (Increase) decrease in receivables, net   (132)     237
   (Increase) decrease in inventories(36)      220
   Increase in other current assets  (23)     (18)
   Decrease in accounts payable      (56)    (188)
   Decrease in accrued salaries and
      other current liabilities      (76)     (27)
   Net cash (used in)
   operating activities              (397)   (213)
Cash flows from (used in) investing activities:
   Collection of  note receivable       -      150
   Proceeds from sale of equipment      6        -
   Capital expenditures              (10)        -
   Net cash provided by investing activities   (4)           150
Cash flows from financing activities:
   Repayment of long-term debt        (2)          (3)
   Increase (decrease) in short-term borrowings         98
(15)
   Increase in due to majority owners        61         62
   Net cash provided by financing activities   157
44
Net decrease in cash and equivalents (244)    (19)
Cash and equivalents at beginning of period    428           136
Cash and equivalents at end of period   $    184$      117

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

     Income (loss) per Share

     Income per share has been computed using the weighted average number of outstanding shares of common stock (3,321,039 during the period). No effect has been given to the additional shares issuable assuming conversion of the note payable to majority owners referred to in Note 6 for the three months ended June 30, 1996, since no material dilutive effect on the computation of income per share would result from the exercise of this item. Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each period), since the inclusion of common stock equivalents (shares issuable upon conversion of the note referred to in Note 6) would be antidilutive.

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

     In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The
     Mortgaged Property was not appraised in connection with the transaction. If the Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which only $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the June 30, 1996 and December 31, 1995 financial statements in the amount of $450,000 for principal, plus $6,000 for accrued interest. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                     June 30,     December 31,
                                        1996        1995

     Raw materials                    $ 399,000   $365,000
     Work in process                    7,000               1,000
     Finished goods                    66,000       70,000
                                      $472,000    $436,000

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


(5)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000
     Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. John Sanford, the Company's Vice President and Chief Financial Officer. The revolving line of credit facility maturity was extended from December 30, 1994 to December 31, 1996 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1996. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

(6)  Note Payable to Majority Owners
     Note payable to majority owners as of June 30, 1996 and December 31, 1995 in the amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. On April 21, 1996, Mr. Paparella, the Company's President, Chief Executive Officer and a Director, died from cancer. Mr. Paparella's estate is the owner of a 37.5% interest in such Note and, as such, is the beneficial owner of 358,852 shares of the Company's Common Stock issuable upon the election of Mr. Paparella's estate to convert such interest in the Note. In December 1994, Mr. Kanders made a gift of his 25% interest in the
     Note to a charitable foundation and such charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford is the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock.

 (7) Commitments and Contingencies
     The Company has incurred losses from operations and as of June 30, 1996, the Company had a stockholders' deficiency of $4.0 million and a consolidated working capital deficit of $2.3 million.

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

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At June 30, 1996 the reserve balance was $845,000.

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

As  a  result  of these transactions, as of June  30,  1996,  Mr.
Paparella's estate beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock and, in addition, Mr. Paparella's estate and Mr. Sanford beneficially own 358,852 shares and 231,259 shares, respectively, of the Company's common stock issuable upon conver sion of their respective interests in the Convertible Note. Assuming Mr. Paparella's estate and Mr. Sanford's interests in the Convertible Note are fully converted into such shares of common stock, Mr. Paparella's estate and Mr. Sanford may be deemed to beneficially own the aggregate of 2,003,505 shares and 231,259 shares of common stock, respectively, constituting approximately 57.1% of the common stock of the Company and may be deemed to control the Company.

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

As previously reported in the Company's Annual Report on Form 10-K, on March 11, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. The line of credit has since been increased to $500,000 and extended to December 31, 1996. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $100,000 Certificate of Deposit from Fay Penn Economic Development Council and are guaranteed by the Company and Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1996. A failure by Houze to renegotiate such credit facility beyond December 31, 1996 would have a material adverse effect on the Company.

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


Results of Operations


Six  Months Ended June 30, 1996 Compared with  the  Six
Months Ended June 30, 1995

Net sales increased $410,000 in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The increase in net sales was due to an increased volume of mug unit sales of approximately 386,000 offset by a decreased average sales price per unit of approximately $.21. The percentage of cost of sales to sales for the six months ended June 30, 1996 was 77 percent as compared to 88 percent for the six months ended June 30, 1995. This decrease was primarily due to increased operating efficiency, including a significant reduction in units lost during production and better utilization of labor shift capacity.

The Company has continued refining its cost reduction program instituted in January 1995 which was primarily targeted to reduce cost of sales and administrative expenses. The increase in selling, general and administrative expenses for the six months ended June 30, 1996 compared to June 30, 1995, is attributable primarily to greater expenditures for marketing and selling.


Three  Months  Ended June 30, 1996  Compared  with  the
Three Months Ended June 30, 1995

Net sales increased $341,000 in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The increase in net sales was due to an increased volume of mug unit sales of approximately 289,000 offset by a decreased average sales price per unit of approximately $.26. Decreased cost of sales was primarily due to increased operational efficiency, including a significant reduction in units lost during production and better utilization of labor shift capacity.

The Company has continued refining its cost reduction program instituted in January 1995 which was primarily targeted to reduce cost of sales and administrative expenses. The increase in selling, general and administrative expenses for the three months ended June 30, 1996 compared to June 30, 1995, is attributable primarily to greater expenditures for marketing and selling.



                Wilson Brothers and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the six months ended June 30,                1996.


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