Form 10-Q/A
period 1996-06-30
WILSON BROTHERS
filed 1996-10-16
CIK 107469

4

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

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                              For the Three MonthsFor the Six Months
   Ended June 30,                Ended June 30,
                             (In thousands except per share amounts)
                                  1996     1995    1996    1995

Net sales                        $1,534   $1,193   $2,699 $2,289

Cost of sales                    1,127      987    2,082  2,025
Selling, general and administrative expenses       371    332  6
79                                 668
                                 1,498    1,319    2,761  2,693

Income (loss)                       36    (126)     (62)  (404)

Other expense (income):
   Interest expense - majority owners     31       30   61
62
   Interest (income) expense,  net        (7)      (1)   -
5
   Provision for doubtful note and interest receivable -    464
-                                  464
   Other, net                     (14)        -     (23)       -
                                    10      493       38    531
      Income (loss)
        before provision for income taxes    26    (619)
(100)                            (935)

Provision for income taxes           -        -        -      -

      Net income (loss)             26    (619)    (100)  (935)

Accumulated deficit - beginning  (14,841) (14,429) (14,715)
(14,113)

Accumulated deficit - ending     $(14,815)    $   (15,048)    $
(14,815)                         $(15,048)

Income (loss) per share          $ 0.01    $(0.19)  $(0.03)   $
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