Form 10-Q
period 1996-09-30
WILSON BROTHERS
filed 1996-11-18
CIK 107469

8

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1996

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at October 28, 1996.
Part I. Financial Information, Item 1.  Financial Statements

                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              1996          1995

                 Assets                        (In thousands)
Current assets
Cash and equivalents                  $   203       $    428
Receivables, less allowance of $115,000 in 1996
and $130,000 in 1995                      904          785
     Inventories                                    474          436
     Other                                      47           33
          Total current assets               1,628        1,682
Properties, at cost                          2,285        2,296
Less accumulated depreciation              (1,907)       (1,883)
                                               378          413
Note receivable, less valuation reserve of $450,000 as of
September 30, 1996 and December 31, 1995         -            -
                                           $ 2,006       $2,095
Liabilities and Stockholders' Deficiency
Current liabilities:
     Short-term borrowings                 $   281       $  245
     Current portion of long-term debt           1            4
     Accounts payable                          529          621
     Accrued salaries and other employee costs           328
     381
     Environmental reserve                     839          845
     Accrued interest due majority owners      469          377
     Due to majority owners                  1,230        1,230
     Other current liabilities                 265          206
          Total current liabilities          3,942        3,909
Note payable to majority owners              1,500        1,500
Other liabilities                              616          616
                                             2,116        2,116
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Accumulated deficit                    (14,837)     (14,715)
          Total stockholders' deficiency    (4,052)      (3,930)
                                            $2,006       $2,095
See accompanying notes to consolidated financial statements.

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                              For the Three MonthsFor the Nine Month
s                             Ended September 30,   Ended Septembe
r 30,
                             (In thousands except per share amounts)
                                  1996     1995    1996    1995

Net sales                        $1,340   $1,193   $4,039 $3,482

Cost of sales                    1,020    1,019    3,102  3,044
Selling, general and administrative expenses       338    355  1
,017                             1,023
                                 1,358    1,374    4,119  4,067

Operating loss                    (18)    (181)     (80)  (585)

Other expense (income):
   Interest expense - majority owners        31       31     92
93
   Interest (income) expense,  net        (1)      (2)  (1)
3
   Provision for doubtful note and interest receivable -      9
-                                  473
   Other, net                     (26)        -     (49)       -
                                     4       38       42    569

      Loss before provision for income taxes   (22)       (219)
(122)                            (1,154)

Provision for income taxes           -        -        -      -

      Net loss                    (22)    (219)    (122)  (1,154)

Accumulated deficit - beginning  (14,815) (15,048) (14,715)
(14,113)

Accumulated deficit - ending     $(14,837)    $   (15,267)    $
(14,837)                         $(15,267)

Loss per share                   $(0.01)  $(0.07)  $(0.04)
$  (0.35)


See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Nine Months
                                   Ended September 30,
                             1996               1995
                 (In thousands except per share
                            amounts)
Cash flows from operating activities:
   Net loss                          $(122)  $(1,154)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Valuation reserve on note receivable -      450
   Gain on sale of equipment          (6)        -
   Depreciation and amortization       48       72
   (Increase) decrease in receivables, net   (119)     238
   (Increase) decrease in inventories(38)      116
   (Increase) decrease in other current assets(14)       7
   Decrease in accounts payable      (92)     (42)
   Increase in accrued salaries and
      other current liabilities         -        1
   Net cash used in operating activities     (343)         (312)
Cash flows from (used in) investing activities:
   Collection of  note receivable       -      150
   Proceeds from sale of equipment      6        -
   Capital expenditures              (13)      (1)
   Net cash (used in) provided by investing activities       (7)
149
Cash flows from financing activities:
   Repayment of long-term debt        (3)          (4)
   Increase in short-term borrowings   36       73
   Increase in due to majority owners        92         92
   Net cash provided by financing activities   125
161
Net decrease in cash and equivalents (225)     (2)
Cash and equivalents at beginning of period    428           136
Cash and equivalents at end of period   $    203$      134

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

     In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. If the
     Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which only $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the September 30, 1996 and December 31, 1995 financial statements in the amount of $450,000 for principal, plus $6,000 for accrued interest. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                     September  30,      December
31,
                                        1996        1995

     Raw materials                    $ 411,000   $365,000
     Work in process                    18,000              1,000
     Finished goods                    45,000       70,000
                                      $474,000    $436,000

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


(5)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000
     Certificate of Deposit from Fay Penn Economic Development Council and $100,000 Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. John
     Sanford, the Company's Vice President and Chief Financial Officer. The revolving line of credit facility maturity was extended from December 30, 1994 to December 31, 1996 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1996. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

(6)  Note Payable to Majority Owners
     Note payable to majority owners as of September 30, 1996 and December 31, 1995 in the amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's Common Stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note, which is convertible into 231,259 shares of the Company's Common Stock. On April 21, 1996, Mr. Paparella, the Company's President, Chief Executive Officer and a Director, died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. As a result of these transactions, Mr. Sanford beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock, and is the beneficial owner of 590,111 shares issuable to him upon his election to convert his interest in the Note. In December 1994, Mr. Kanders made a gift of his 25% interest in the
     Note to a charitable foundation and such charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock.

 (7) Commitments and Contingencies
     The  Company has incurred losses from operations and  as  of
     September   30,   1996,  the  Company  had  a  stockholders'
     deficiency of $4.1 million and a consolidated working capital deficit of $2.3 million.

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

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At September 30, 1996 the reserve balance was $839,000.

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

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition and Liquidity

As previously reported in the Company's Annual Report on Form 10-K, on January 10, 1994, Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, Triarc assigned to Mr. Paparella and Mr. Kanders that certain note made by the Company and owned by Triarc with a remaining principal balance of $1,500,000 which note bears interest at the prime rate and at the time was convertible into 956,937 shares of the Company's common stock (the "Convertible Note"), and Triarc assigned to Mr. Paparella and Mr. Kanders cer tain accounts receivable by Triarc in the amount at September 30, 1993 of $1,230,000 (the "Accounts Receivable"). As a consequence of said transactions, Mr. Paparella owned a 75% interest in the Convertible Note and the Accounts Receivable and Mr. Kanders ob tained a 25% interest in the Convertible Note and the Accounts Receivable and, Mr. Paparella and Mr. Kanders together owned ap proximately 59% of the Company's outstanding common stock and, as a result of such transactions, may be deemed to have controlled the Company. The Company has been informed that, effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's common stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note, which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock), and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired in a private transaction with Mr. Walter Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock. On April 21, 1996, Mr. Bruce Paparella, the Company's
President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. As a result of these transactions, Mr. Sanford beneficially owns 1,644,653 shares of the Company's outstanding Common Stock, representing 49.5% of such Common Stock outstanding, and is the beneficial owner of 590,111 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,234,764 shares of the Common Stock of the Company representing approximately 57.1% of the Common Stock of the Company and may be deemed to control the Company.

Mr.  Sanford,  the  Company's  Vice  President,  Chief  Financial
Officer,  Secretary and a Director is the acting Chief  Executive
Officer of the Company.

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


Results of Operations


Nine Months Ended September 30, 1996 Compared with  the
Nine Months Ended September 30, 1995

Net sales increased $557,000 in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The increase in net sales was due to an increased volume of mug unit sales of approximately 188,000 in addition to an increase in the average sales price per unit of approximately $.11. The percentage of cost of sales to sales for the nine months ended September 30, 1996 was 77 percent as compared to 87 percent for the nine months ended September 30, 1995. This decrease was primarily due to increased operating efficiency, including a significant reduction in units lost during production and better utilization of labor shift capacity.

The Company has continued refining its cost reduction program instituted in January 1995 which was primarily targeted to reduce cost of sales and administrative expenses. The decrease in selling, general and administrative expenses for the nine months  ended September 30, 1996 compared to September  30,  1995 reflects this.


Three Months Ended September 30, 1996 Compared with the
Three Months Ended September 30, 1995

Net sales increased $147,000 in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The increase in net sales was due to an increased average sales price per unit of approximately $.50 offset by a decrease in volume of mug unit sales of approximately 148,000. Decreased cost of sales was primarily due to increased operational efficiency and decreased units sold, including a significant reduction in units lost during production and better utilization of labor shift capacity.

The Company has continued refining its cost reduction program instituted in January 1995 which was primarily targeted to reduce cost of sales and administrative expenses. The decrease in selling, general and administrative expenses for the three months ended September 30, 1996 compared to September 30, 1995 reflects this.



                Wilson Brothers and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the nine months ended September 30,          1996.


                Wilson Brothers and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers


Date:     ____________                  By:
___________________________
                                   John Sanford
                                   Vice President, Chief
Financial Officer and
Acting Chief Executive Officer