Form 10-K
period 1996-12-31
WILSON BROTHERS
filed 1997-04-30
CIK 107469

4



                            FORM 10-K


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996


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

      There were 3,321,039 shares of the registrant's common stock ($l.00 par value) outstanding at March 1, 1996, of which non-affiliates and affiliates held 1,776,386 and 1,544,653 shares, respectively, representing 53.5% and 46.5%, respectively, of the registrant's common stock outstanding.

                             PART I

     Item 1.   Business.

     General Development of Business

     Wilson Brothers was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers and its subsidiaries unless the content indicates otherwise. The Company's principal executive offices are located at 902 South Main Street, Point Marion, PA 15474.

     During the 1996 fiscal year, the Company had one active, wholly-owned subsidiary - Houze Glass Corporation, a Pennsylvania corporation ("Houze") located in Point Marion, Pennsylvania, which is engaged in the specialty decoration of glass and ceramic items.

     At the beginning of fiscal year 1993 approximately 53.7% of the Company's common stock was owned by DWG Corporation ("DWG"). On April 23, 1993, DWG Acquisition Group L.P. acquired 28.6% of DWG's then outstanding shares of common stock. DWG Acquisition
Group L.P. subsequently changed its name to Triarc Companies, Inc. ("Triarc").

          On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of all of its operating businesses. On December 28, 1993, Triarc entered into a Securities Purchase Agreement with Bruce Paparella and Warren B. Kanders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on January 10, 1994, Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, Triarc assigned to Mr. Paparella and Mr. Kanders that certain note made by the Company and owned by Triarc with a remaining principal balance of $1,500,000 which note bears interest at the prime rate and at the time was convertible into 956,937 shares of the Company's common stock (the "Convertible Note"), and Triarc assigned to Mr. Paparella and Mr. Kanders cer tain accounts receivable by Triarc in the amount at September 30, 1993 of $1,230,000 (the "Accounts Receivable"). As a consequence of said transactions, Mr. Paparella owned a 75% interest in the Convertible Note and the Accounts Receivable and Mr. Kanders ob tained a 25% interest in the Convertible Note and the Accounts Receivable and, Mr. Paparella and Mr. Kanders together owned ap proximately 59% of the Company's outstanding common stock and, as a result of such transactions, may be deemed to have controlled the Company. The Company has been informed that, effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's common stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note, which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock), and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's then Vice
President and Chief Financial Officer, acquired in a private transaction with Mr. Walter Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. On November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of
1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. As a result of these transactions, as of December 31, 1996, Mr. Sanford beneficially owns 1,544,653 shares of the Company's outstanding Common Stock, representing 46.5% of such Common Stock outstanding, and is the beneficial owner of 554,226 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.

     Mr. Sanford is the Company's Chief Executive Officer and a member of the Board of Directors.

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

        On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the
Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. If the Mortgaged Property is sold, all of the principal and interest is immediately due and payable. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000 which was paid by November 7, 1994, and agreed to make an additional $150,000 partial prepayment which was paid on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which only $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore as of September 30, 1995 made a full valuation reserve in the financial statements of $450,000 for the principal balance and $6,000 for the accrued interest balance on the note as well as the $40,000 balance on the option fee. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

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

      As of December 31, 1996, the Company had approximately 87 employees of which 24 were salaried employees and the remainder were hourly personnel. Workers are represented by the American Flint Glass Workers Union under a contract which expires in March 1999. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility arranged with a bank on March 4, 1994 and extended on various dates through maturity on December 31, 1997. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 1996.

     Houze is engaged in the specialty decoration of glass, ceramic and, commencing in 1996, plastic items. Sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade. Houze's core business, which is highly competitive, consists principally of the decoration of mugs which are sold to advertising specialty distributors. Custom imprinted tumblers or coffee mugs generally lend more exposure per advertising dollar to customers because of their frequency of use in the business atmosphere. From time to time, Houze also obtains special contract orders. Such special contract orders do no necessarily occur each year and there were no significant contract orders in 1994, 1995 or 1996. The decorative glass business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The particular markets targeted by the ceramic mug segment are pharmaceutical companies that utilize the "magic" process to demonstrate a change which occurs when a particular medication is prescribed. Houze also targets companies that desire to advertise a particular product or perhaps a change in the company (i.e., name or logo). Houze competes on the basis of price, quality and design. Many of its competitors are much larger companies, with far greater resources. Anchor Hocking Corporation and Libbey Owens Ford Company are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can maintain a competitive edge in the advertising specialty market.

     For the last three years the custom decorated ceramic mug product line has been approximately 85% of Houze's overall business.

     Management is currently looking to expand Houze's decorative products to include custom imprinted ceramic steins, shot glasses, and travel mugs. Additionally, the Company is decorating beverage coolers, plastic items, and sublimated mugs.

     Houze is continuing to use the "magic" process which is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect. This process is now available through other manufacturers in United States. Consequently, competition in this market area is increasing to some extent.

     Houze  purchases much of its raw material supplies of  glass
and  ceramic  items  from  five  principal  suppliers.   However,
management believes that such raw materials are readily available from other sources at competitive prices.

     Houze enters into licensing agreements with customers which permit Houze to imprint specific logos or designs directly on products.

     In recent years, Houze's sales have been greatest during the fall quarter as a result of customers' holiday programs. Backlog or orders believed to be firm as of December 31, 1996 was $223,000 compared to $310,000 at year end 1995. Backlog orders are filled within the current fiscal year.

     Because the ceramic mug business is dependent on imported ware, Houze is required to maintain inventories to cover needs for 45 - 60 days at a minimum. If a shortfall occurs, inventory is supplemented with ware purchased from a distributor located in the United States. Houze does not offer extended payment terms to customers.

     Houze is not dependent on any single customer because of Houze's method of distribution. Houze is a member of the Advertising Specialty Institute and a supplier to the advertising industry. Houze maintains a nationwide distribution network through over 13,800 distributors offering Houze products.

     As an advertising specialty supplier, no material portion of Houze's business is affected by renegotiation of profits or termination of contracts at the election of any governmental agency.

     In  February 1993, the Company became aware that certain  of
Houze's products may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania
Department of Environmental Regulation (PDER) and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the 1993 consolidated financial statements. At December 31, 1996, the reserve balance was $820,000 reflecting charges of $25,000, $41,000 and $14,000 in actual remediation expenses incurred during 1996, 1995 and 1994, respectively. While the Company believes that the total cost of the plan provided by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve beyond that arising from actual remediation expenditures. On February 11, 1997, PDER granted Houze an extension in the consent order until June 30, 1997. The final costs to complete the plan of remediation may be substantial in relation to the consolidated financial position of the Company, which could have a material adverse effect on its results of operations and liquidity.

     The Company has no foreign operations or any material export sales.

     Subsequent Events

     On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000.

     As a result of the above transaction, Mr. Sanford is the beneficial holder of (i) $1,243,750 of the Convertible Note convertible at any time into 793,460 shares of Common Stock, and
(ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 56.8 percent of the Company's outstanding Common Stock.

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LM Plastics, Inc., a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from the LM Plastics, Inc. to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L consultants, Inc., the remaining 10 percent outstanding shares for the amount of
$10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997.

     Item 2.   Properties.

     Operations of Houze occupy a facility in Point Marion, Pennsylvania which has approximately 175,000 square feet of manufacturing and office space on a 16 acre site. Such facility is substantially utilized.

     Item 3.   Legal Proceedings.

      In December 1993, a civil action was brought in the United States District Court for the Western District of Pennsylvania against the Company, Houze and Triarc Companies, Inc. ("Triarc"), the former parent of the Company, by the former chief operating officer of Houze. The complaint alleged that such officer was owed bonuses in the amount of approximately $116,000 plus interest on said amount. The amount of the claim for bonuses had been recorded in the consolidated financial statements of the Company. The Company and Houze answered the claim and asserted certain counterclaims. By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle the claims and counterclaims. The agreement provides that Houze will pay the former officer the aggregate amount of $37,500 in several installments, all of which has been paid as of December 31, 1996. The $116,000 reserve for this claim was reduced accordingly as of December 31, 1994.

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

     As of December 31, 1996, there were 3,027 record holders of the Company's common stock.

     The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. Under such provisions at December 31, 1996, no dividends were permitted to be paid. The Company has no present plans for the payment of any dividends.

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

           The Company has been informed that, effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's Common Stock. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired, in a private transaction with Mr. Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. As a result of these transactions, as of December 31, 1996, Mr. Sanford beneficially owns 1,544,653 shares of the Company's outstanding Common Stock, representing 46.5% of such Common Stock outstanding, and is the beneficial owner of 554,226 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.

     Mr. Sanford is the Company's Chief Executive Officer.


     Item 6.   Selected Financial Data.(1)

For the Year        1996      1995     1994      1993    1992

Net sales           $5,715   $5,041   $5,495    $7,021  $8,280
Operating profit (loss) $    14  $    (517)     $(652)  $(2,251)
$                   (1,082)
Loss from
 continuing operations  $    (58)$    (602)     $(588)  $(3,492)
$                   (1,376)
Loss from discontinued
 operations, net of tax $    -   $    (-) $     (161)   $(1,837)
$                   (976)

Net loss            $(58)    $(602)   $(749)    $(5,329)    $
(2,352)
Loss per common and
 equivalent share:
  Continuing operations      $(0.02)  $(0.18)   $(0.18) $(1.05)
$ (0.42)
  Discontinued operations     -         -               (0.05)
(0.55)              (0.29)
  Net loss          $(0.02)  $(0.18)  $(0.23)   $       (1.60)
$ (0.71)

Shares used in computing
                    loss per common and
 equivalent share   3,321    3,321    3,321     3,321   3,321

Cash dividend per share      $ -      $  -      $ -     $  -
$                   -

At Year-End

Total assets        $1,998   $2,095   $2,655    $3,104  $7,290

Long-term debt      $   -    $   -    $   -     $   9   $  25

Note payable to majority
   owners and others    $    1,500    $1,500    $1,500  $1,500
$                   1,500










(1)  Restated to reflect the operations of Northern Engineering
Corporation as discontinued.1



     Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Forward-Looking Statements

     The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may effect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of December 31, 1997; and other risk factors listed from time to time in the Company's quarterly reports.

     Trends

     Due to the continued decline in sales and the negative impact of increased competition, the Company discontinued the operations of Northern, which represented the Company's industrial crane business, effective September 28, 1993, and such operations were subsequently sold as discussed elsewhere herein.

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

     Liquidity

     The Company's consolidated cash and equivalents, were $170,000 at December 31, 1996 compared to $428,000 at December 31, 1995. During this period, cash and equivalents decreased primarily due to an increase in accounts receivable, reduction of short term debt and operating losses.

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corporation ("PEC") which may be deemed to have been an affiliate of the Company at such time, and in connection therewith, at December 31, 1994 the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. Such outstanding loans to PEC were payable on demand, bore interest at the prime rate plus 3% and are collateralized by a mortgage on certain real property owned by PEC's subsidiary, Lectromelt Corporation. On February 4, 1992, PEC and its subsidiaries, Birdsboro Corporation and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A trustee was appointed in such proceedings on February 7, 1992. In accordance with Chapter 7 of the Code, upon such appointment the trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and such subsidiary. On December 28, 1994 the Company received $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corp. Such proceeds were applied to accrued interest receivable and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement
Agreement permitted the Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations.
     On March 11, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. The line of credit has since been increased to $500,000 and extended to December 31, 1997. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and
$100,000 Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1997. A failure by Houze to renegotiate such credit facility beyond December 31, 1997 would have a material adverse effect on the Company.

     For the year ended December 31, 1996, the Company compensated the Estate of Mr. Paparella $18,750 for management services. The Company compensated Mr. Sanford $67,000 for management services for the year ended December 31, 1996, of which $12,000 has been deferred. Mr. Sanford's annual compensation for 1997 will be $12,000.

     In accordance with an agreement with the Company's former lender, DWG made a principal payment on December 31, 1982 on the Company's behalf and purchased interest notes which were issued by the Company to such lender in payment of accrued interest. Pursuant to a Conversion Rights Agreement entered into between the Company and DWG, the obligations of the Company arising from the principal payment by DWG and purchase of interest notes were convertible into newly-issued shares of the Company's common stock. In 1983, DWG converted $651,445 principal amount of interest notes into 651,445 shares of the Company's common stock. In November and December 1988, the Company repaid all outstanding interest notes which aggregated $2,132,000, repaid $4.5 million of the $6.0 million note evidencing such principal payment and paid substantially all accrued interest owed to DWG. The remaining principal balance of a $1.5 million note owed to Triarc Companies, Inc., successor to DWG, as of December 31, 1993 bears interest at the prime rate and is convertible into 956,937 shares of the Company's common stock. Effective January 10, 1994, such convertible note was purchased by Mr. Bruce Paparella and Mr. Warren B. Kanders in connection with their acquisition of common stock from Triarc Companies, Inc., as described elsewhere herein. On December 22, 1994, Mr. Kanders donated his 25% rights in such note to a charitable institution. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. As a result of these transactions, as of December 31, 1996, Mr. Sanford beneficially owns 1,544,653 shares of the Company's outstanding Common Stock, representing 46.5% of such Common Stock outstanding, and is the beneficial owner of 554,226 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.

     The  Company has incurred losses from operations and  as  of
December 31, 1996, the Company had a stockholders' deficiency  of
$4.1  million and a consolidated working capital deficit of  $2.3 million.

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

     Capital Resources

     Capital expenditures of Houze, were $12,000, $0 and $16,000 in 1996, 1995 and 1994, respectively. The Company does not anticipate any material capital expenditures in 1997, other than expenditures by Houze for environmental remediation described below.

     As described elsewhere herein, the Company became aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze property. The Pennsylvania
Department of Environmental Regulation (PDER) and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the consolidated financial statements. On December 31, 1996, the reserve balance was $820,000 reflecting charges of $25,000, $41,000 and $14,000 in actual remediation expenses incurred during 1996, 1995 and 1994, respectively. While the Company believes that the total cost of the plan provided by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve beyond that arising from actual remediation expenditures. On February 11, 1997, PDER granted Houze an extension in the consent order until June 30, 1997. The final costs to complete the plan of remediation may be substantial in relation to the consolidated financial position of the Company, which could have a material adverse effect on its and liquidity.

     Inflation and Changing Prices

     Management   believes  that  inflation  did   not   have   a
significant effect on gross margins during the last three years.



     Results of Operations

     1996 Compared with 1995

     Net sales increased to $5.7 million in 1996 from $5.0 million in 1995. The increase in net sales resulted from increased marketing and sales efforts initiated in 1995, as well as special orders related to the 1996 Olympics. During 1996, sales orders related to the 1996 Olympics aggregated $.5 million.

     The Company sold 3.1 million units of decorative mugs and glassware at an average price of approximately $1.82 versus 2.6 million units sold at an average price of $1.91 in 1995. In addition, the Company sold .15 and .5 million units of "misprinted mugs at an average price of $.07 and of $.07, for 1996 and 1995, respectively, for which the inventory values were reduced to zero in prior years when such mugs were produced, because they were deemed not salable.

     While selling, general and administrative expenses have decreased from $1.4 million in 1995 to $1.3 million in 1996, due to decreased legal fees and salaries, selling, general and administrative expenses of Houze increased by $.1 million due to increased estimated charges for bad debts, and salaries.

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

     Item 8.   Financial Statements and Supplementary Data Index.

          Report of Independent Public Accountants           15
          Consolidated Financial Statements:
            Consolidated Balance Sheets - December 31,  1996  and
            1995                                            16
            Consolidated Statements of Operations and
            Accumulated Deficit -
            Three years ended December 31, 1996             17
            Consolidated Statements of Cash Flows -  Three  years
            ended December 31, 1996                         18
            Notes to Consolidated Financial Statements      19
          Financial Statement Schedules:  Schedules included  are
               set forth in Item 14.
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wilson Brothers:


We have audited the accompanying consolidated balance sheets of Wilson Brothers (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(A) 2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The schedule does not include any adjustments that might result from the outcome of the uncertainty regarding the Company discussed above.

                                   ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 2, 1997 (except with respect to
the matter discussed in Note 14, as to which the date
is April 9, 1997)
Item 8. Financial Statements and Supplementary Data.
                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                        As of December 31
                                             1996         1995
          Assets                              (In thousands)
Current assets
     Cash and equivalents                  $   170       $    428
     Receivables, less allowance of $160,000 in 1996
       and $130,000 in 1995                  1,059          785
     Inventories                               332          436
     Other                                      74           33
          Total current assets               1,635        1,682
Properties, at cost                          2,285        2,296
Less accumulated depreciation              (1,922)       (1,883)
                                               363          413
Note receivable, less valuation reserve of $490,000 in 1996
                                           and $450,000 in 1995
-                                          -
                                           $ 1,998       $2,095
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   140       $  249
     Accounts payable                          705          621
     Accrued salaries and other employee costs           259
     381
     Environmental reserve                     820          845
     Accrued interest due affiliates           415          377
     Accrued interest due others                84            -
     Due to affiliates                       1,230        1,230
     Other current liabilities                 217          206
          Total current liabilities          3,870        3,909

Notes payable to affiliates                  1,244        1,500
Notes payable to others                        256            -
Other liabilities                              639          727
                                             2,139        2,227
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minimum pension liability                (23)        (111)
     Accumulated deficit                    (14,773)     (14,715)
          Total stockholders' deficit       (4,011)      (4,041)
                                            $1,998       $2,095

  See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  Three years ended December 31


                                1996    1995      1994
                           (In thousands except per share amou
                          nts)

Net sales                      $5,715   $5,041    $5,495

Cost of sales                   4,324   4,109     4,811
Selling, general and administrative expenses      1,377
1,449                           1,336
                                5,701   5,558     6,147

Income (loss) from continuing operations          14        (517)
(652)

Other expense (income):
   Interest expense                57      38        52
   Interest expense - affiliates        102       127  105
   Interest income               (78)    (39)      (38)
   Provision for doubtful notes and interest
    receivable from affiliate      40     457         -
   Other income                  (49)   (498)     (183)
                                   72      85      (64)
      Loss from continuing operations before
        provision for income taxes      (58)      (602)
(588)

Provision for income taxes          -       -         -
      Loss from discontinued
      operations                    -       -     (161)

      Net loss                   (58)   (602)     (749)

Accumulated deficit - beginning of year (14,715)  (14,113)
(13,364)

Accumulated deficit - end of year   $   (14,773) $(14,715)  $
(14,113)

Loss per share:
   Continuing operations         $(0.02) $(.018)   $(0.18)
   Discontinued operations         -        -      (0.05)
                                 $(0.02) $(0.18)   $(0.23)





  See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three years ended December 31


                                     1996     1995     1994
                                         (In thousands)
Cash flows from operating activities:
   Net loss from continuing operations  $    (58) $    (602)$(58
8)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       62        84       124
   Gain on sale of assets             (5)         -      (29)
   Provision on uncollectible notes
     receivable from former affiliate        -         450     -
   (Increase) decrease in receivables, net    (274)       130
116
   Decrease in inventories            104        61        49
   Increase in other current assets          (41)      (23)  (10)
   (Decrease) increase in accounts payable       84      (73)
116
   Increase (decrease) in accrued salaries and
      other employee costs          (122)       109     (140)
   Increase in accrued interest       122       126       107
   Increase in other current liabilities         11        27
48
   (Decrease) in environmental reserve         (25)      (41)
(14)
  Net cash provided by (used in) operating activities        (14
2)   208                           (221)
Cash flows from investing activities:
   Capital expenditures              (12)         -      (16)
   Proceeds from sale of properties          5         -      30
   Proceeds from sale of discontinued operations       -       -
10
   Net cash provided by (used in) investing activities       (7)
-    24
Cash flows from financing activities:
   Repayment of long-term debt        (4)          (4)   (18)
   Increase (decrease) in short-term borrowings        (105) (62)
201
   Repayment of note receivable         -       150       150
   Net cash provided by financing activities           (109)  84
333
Net increase (decrease) in cash and equivalents         (258)
292     136
Cash and equivalents at beginning of period            428   136
-
Cash and equivalents at end of period        $  170    $     428
$  136

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                      $   36    $   38    $   29
     Income taxes                  $    -    $    -    $    -



  See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996

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

     Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr.
     Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (representing 6.9% of the
     Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, leaving Mr. Kanders with no remaining beneficial interest in the Company's
     Common  Stock.   On  April  18,  1995,  John  Sanford,   the
     Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On
     September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. On November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. As a result of these transactions, as of December 31, 1996, Mr. Sanford beneficially owns 1,544,653 shares of the Company's outstanding Common Stock, representing 46.5% of such Common Stock outstanding, and is the beneficial owner of 554,226 shares issuable to him upon his election to convert his

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.

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

     The  Company  adopted  SFAS No. 121 -  "Accounting  for  the
     Impairment of Long-Lived Assets and Long-Lived Assets to  be
     Disposed of", which has no material effect on the Company's reported financial position or results of operations.

     Loss per Share

     Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each year), since the inclusion of common stock equivalents (shares issuable upon conversion of the note referred to in Note 9) would be antidilutive.

     The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" (SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective on December 15, 1997; early adoption is not permitted. The Company does not believe that the new pronouncement will impact its present calculation of earnings per share.

     Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts and notes receivable. The Company places its cash with high quality financial institutions.

                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.

     Sales  of Northern were $662,000 for the year ended December
     31, 1994.

(4)  Inventories

     Inventories,  stated at the lower of cost (first-in,  first-
     out  basis)  or market, consisting of materials,  labor  and overhead, are as follows:
                                          December 31,
                                         1996    1995

     Raw materials                    $313,000 $365,000
     Work in process                        -   1,000
     Finished goods                    19,000  70,000
                                      $332,000 $436,000

                   Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 (5) Properties
     The  following is a summary of the major classifications  of properties:
                                          December 31
                                         1996    1995
     Classification
     Land                             $18,000   $18,000
     Buildings and improvements       667,000   678,000
     Machinery and equipment          1,600,000 1,600,000
                                      2,285,000 2,296,000
     Less: accumulated depreciation   1,922,000 1,883,000
                                      $363,000  $413,000

(6)  Notes Receivable from Affiliates

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corp. ("PEC"), which may be deemed to have been an affiliate of the Company. In connection therewith, as of December 31, 1994, the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. PEC filed for bankruptcy. On December 28, 1994, the Company received $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corporation. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations.

(7)  Income Taxes and Other Liabilities

     As a result of the change in ownership effective January 10, 1994 as described in Note 1, substantially all of the Company's pre-acquisition Federal income tax loss carryforwards and tax credit carryforwards have been eliminated. As of December 31, 1996 and 1995, the Company provided a full valuation allowance for the net deferred tax assets of $1,024,000 and $1,005,000, respectively. The deferred tax assets primarily result from the 1996 and 1995 net losses and certain differences in the tax basis and book basis of inventories, receivables and liabilities.

     The reported tax provision and a computed tax benefit based on the loss from continuing operations before income taxes are reconciled as follows:


                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                      Year ended December 31,
                                       1996     1995    1994
                                           (In thousands)
     Loss from continuing operations before
      income taxes                   $(58)    $(602)   $(588)
     Statutory rate                   35%      35%     35%
     Computed tax benefit from continuing operations   (20)                (211)
     (206)
     Computed tax benefit from
        discontinued operations    -                -      (56)
      Total computed tax benefit              (20)     (211)               (262)
     Increase in taxes resulting from:
      Effect of net operating losses for which
        no tax benefit is available           20       211             262
                                     $   -    $   -    $  -

(8)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000
     Certificate of Deposit from Fay Penn Economic Development Council and $100,000 Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the previous accounts receivable financing arrangement. The revolving line of credit facility maturity was extended from December 31, 1995 to December 31, 1997 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1997. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

     The short-term borrowings of Houze as of and for the years ended December 31 are as follows:

                               1996    1995   1994
     End of year balance       $140,0  $245,  $307,0
                                   00    000      00
     Maximum           amount
     outstanding  during  the  $419,0  $380,  $349,0
     year                          00    000      00
     Average          balance          $280,  $171,0
     outstanding  during  the  $259,0    000      00
     year                          00
     Weighted         average   11.5%  11.8%   15.9%
     interest   rate   during
     the year
     Interest  rate  at  year   11.3%  11.5%   11.5%
     end







                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(9)  Notes Payable to Affiliates and Others

     Notes payable to majority owners as of December 31, 1996 and December 31, 1995 in the aggregate amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. As of December 31, 1995, Mr. Paparella was the owner of a 37.5% interest in such Note and, as such, was the beneficial owner of 358,852 shares of the Company's Common Stock issuable to Mr. Paparella upon his election to convert his interest in the Note. In December 1994, Mr. Kanders made a gift of his 25% interest in the Note to a charitable foundation and such charitable foundation is the beneficial owner of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford may be deemed the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible note which is convertible into 35,886 shares
     of the Company's Common Stock.   As a result of this
     transaction, as of December 31, 1996, Mr. Sanford is the beneficial owner of 554,226 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.


 (10)                   Pension Plan

     Houze has a defined benefit plan covering hourly-paid employees. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 1996, 1995 and 1994, no contributions were required to be made under the plan.

     The net periodic pension cost for the plan in 1996, 1995 and 1994 was $42,000, $45,000 and $42,000, respectively. The components of the net periodic pension cost are as follows:

                                      Year ended December 31,
                                      1996      1995     1994
                                           (In thousands)
     Current service cost            $  41    $  52     $  55
     Interest cost on projected
           benefit obligation           43       43       43
     Actual return on assets            96      (3)      (10)
     Unrealized (gain) loss on
           plan experience           (129)     (38)      (37)
     Amortization of unrecognized
         net asset at transition       (9)      (9)       (9)
     Net periodic pension cost       $  42    $  45     $  42




                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table sets forth the plans' projected funded status:


                                                 December 31,
                                                1996     1995
                                                (In thousands)
     Actuarial present value of benefit obligations:

       Accumulated benefit obligation, including vested benefits
       of $647,000 in 1996 and $657,000 in 1995  $     658$     676

     Reconciliation of funded status:

       Plan assets at fair value             $ 635     $565
       Projected benefit obligation            658      676
          Plan assets in excess (short) of projected benefit
          obligation                           (23)     (111)
          Unrecognized net (gain) loss from plan experience     (17)       53
       Unrecognized prior service cost          37       37
       Unrecognized net asset at January 1, 1987,
          amortized over 13 to 17 years        (72)     (72)
            Additional minimum liability     $(75)     $(93)


     An assumed discount rate of 7% for 1996 and 1995, and long-term rate of return on assets of 8% for 1996 and 1995, were used in developing this data. Plan assets are invested in a managed portfolio, consisting primarily of corporate bonds and common stock.


 (11)
     Related Party Transactions

     There were no charges from affiliates for the years ended
     December 31, 1996 and 1995. The Company was charged $19,000 during 1994 for consulting services provided by a firm of which a former officer of the Company is a partner.

     For   information  concerning  certain  other   transactions
     between the Company and other corporations which may be deemed to be affiliates of the Company, see other Notes included elsewhere herein.

(12) Business Segments

     Continuing operations comprise one business segment: the decorative glass segment. No single customer accounted for 10% or more of consolidated net sales in 1996, 1995 or 1994.

(13) Commitments and Contingencies

     The  Company has incurred losses from operations and  as  of
     December   31,   1996,  the  Company  had  a   stockholders'
     deficiency of $4.1 million and a consolidated working capital deficit of $2.3 million.

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


                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. On February 11, 1997, PDER granted Houze an extension in the consent order until June 30, 1997. The estimated cost of the Company's original plan of remediation  was  increased during  1993  by  $700,000  from
     $200,000, based on advice from its outside consultant.   The
     additional costs were provided for in the 1993 consolidated financial statements. At December 31, 1996 the reserve balance was $820,000.

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the years ended December 31, 1996, 1995 and 1994, $25,000, $41,000 and $14,000, respectively, was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

     By agreement dated January 1, 1995, the Company, Houze and Triarc agreed to settle an outstanding claim by a former officer of Houze for bonuses owed. The agreement provided that Houze pay to the former officer the aggregate amount of $37,500 in several installments by December 31, 1996 of which $31,350 was paid in 1995, and $6,150 was paid in 1996. The original amount of such claim previously recorded in the financial statements of approximately $116,000 plus interest was reduced accordingly.

     In addition to the litigation noted above, and as discussed under Item 3 Legal Proceedings, the Company is from time to time involved in other routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.


(14) Subsequent Events

     On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000.

     As a result of the above transaction, Mr. Sanford is the beneficial holder of (i) $1,243,750 of the Convertible Note convertible at any time into 793,460 shares of Common Stock, and (ii) 1,544,653



                Wilson Brothers and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     shares   of   the   Company's  Common  Stock,   constituting
     approximately  56.8  percent of  the  Company's  outstanding
     Common Stock.

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LM Plastics, Inc., a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr.
     Sanford to G&L Consultants, Inc. for the payment of a promissory note from the LM Plastics, Inc. to a bank in the original principal amount of $70,000. The acquisition will be accounted for using the purchase method. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997.

     The results of operations of LM Plastics, Inc. for the year ended December 31, 1996 were not material in relation to the financial statements of the Company.

Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The table below sets forth the names, ages and positions of the Company's directors and executive officers:

Name                            Age       Position

John Sanford                    31        President,        Chief
                                          Financial      Officer,
                                          Treasurer,    Secretary
                                          and Director

Brett R. Smith                  31        Director

Frank Zanin                     30        Director


     The Board of Directors currently consist of three directors. Mr. Arthur Williams, Vice President and Secretary resigned as a director and officer on April 4, 1995. Mr. Nicholson resigned on May 12, 1994, which was concurrent with the purchase of Northern by a company under his control. Mr. Nicholson was paid $10,000 during the period he was a director. Mr. Sanford was appointed to the Board of Directors in April 1995 filling the vacancy of Mr. Nicholson. Directors are elected at the annual meeting of shareholders, and hold office until the next succeeding annual meeting of shareholders or until their successors are elected and qualified. Mr. Paparella who was appointed to the Board of Directors on January 10, 1994 to fill vacancies created by the resignation of members of the Board of Directors who were elected by the former controlling shareholder of the Company, died on April 21, 1996. Mr. Brett R. Smith and Mr. Frank Zanin were appointed to the Board of Directors on April 17, 1997 and April 24, 1997, respectively, to fill the vacancies created by the death of Mr. Paprella and resignation of Mr. Williams. Directors who are employees of the Company do not receive an annual retainer or meeting attendance fees.

     The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

     John Sanford has been President since , 1996 and previously served as Vice President, Treasurer and Chief Financial Officer of the Company since March 7, 1994. He also became Secretary and Director in April 1995. Since September 1993, Mr. Sanford has been an equity trader for Carr Securities Corp., a New York brokerage firm. From August 1991 through September 1993, Mr. Sanford was earning his M.B.A. degree at the University of North Carolina at Chapel Hill. Mr. Sanford was the President of Fortress Marine Construction from August 1990 through August 1991.

     Brett R. Smith has been a director since April 17, 1997, and since 1993 co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. From Fall 1991 to Spring 1993 earned his M.B.A. at the University of North Carolina at Chapel Hill.

     Frank Zanin has been a director since April 24, 1997, and since Fall 1993 has served as a Financial Analyst for Roper
Health Systems Inc. Previously, he was earning his M.B.A. degree at William and Mary through 1991.

     Item 11.  Executive Compensation.

     During the year ended December 31, 1996, the Company compensated the Estate of Bruce Paparella $18,750 and John Sanford $67,000 for management services, respectively, of which $12,000 of Mr. Sanford's compensation has been deferred. Mr. Sanford's annual compensation for 1997 will be $12,000.

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

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of March 1, 1997, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

 Name and Address        Amount of
of Beneficial Owner      Beneficial          Percent
                         Ownership

  John Sanford
  17 Battery Place
  New York, NY          2,098,879(1)          54.2%
  10004


  All Directors and
  Executive              2,098,879            54.2%
  Officers (1
  person)

(1) Includes 1,544,653 shares as to which Mr. Sanford has sole voting and dispositive power and 554,226 shares issuable upon conversion of that certain promissory note made by the Company in the principal amount of $1,500,000 as to which Mr. Sanford has a
     57.9 percent interest.

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

     Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements, whereby Mr. Kanders transferred all of his shares of the Company's common stock to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. In addition, on December 22, 1994, Mr. Kanders made a gift of his portion of the Note and Accounts
Receivable to a charitable foundation, leaving him with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35, 886 shares of the Company's Common Stock. As a result of these transactions, as of December 31, 1996, Mr. Sanford beneficially owns 1,544,653 shares of the Company's outstanding Common Stock, representing 46.5% of such Common Stock outstanding, and is the beneficial owner of 554,226 shares issuable to him upon his election to convert his interest in the Note, constituting an aggregate beneficial interest in 2,098,879 shares of the Common Stock of the Company representing approximately 54.2% of the Common Stock of the Company and may be deemed to control the Company.

                             PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(A)  1.   Financial Statements:

          See Index to Financial Statements (Item 8)

     2.   Financial Statement Schedule:

                    II.   Valuation  and  Qualifying  Accounts  -
                    Three years ended December 31, 1996.

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

10.4 First Amendment to Loan Agreement and Note Modification Agreement dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1994,
Exhibit 10.4.
10.5 Amended and Restated Security Agreement dated December 30, 1994 between Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1994, Exhibit 10.5.
          10.6 Third Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1995,
               Exhibit 10.7.
          10.7 Fourth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1995,
               Exhibit 10.8.
          11.1 Computation of Earnings (Loss) per Common and Equivalent Share - Five Years Ended December 31, 1996.*

__________________
*  being filed herewith.

(B)  Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the three months ended December 31, 1996.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WILSON BROTHERS


Dated: April 30, 1997                By:    /s/ John Sanford
                                     John Sanford
                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date         Signature             Titles


April 30,    /s/ John Sanford      President, Chief Executive
1997         John Sanford          Officer and Director
                                   (Principal Executive Officer)


April 30,    /s/ Brett R. Smith    Director
1997         Brett R. Smith

April 30,    /s/ Frank Zanin       Director
1997         Frank Zanin

             INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                         Page

II.  Valuation and Qualifying Accounts - Three            34
     years ended December 31, 1996



                                                      Schedule II

                WILSON BROTHERS AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three years ended December 31, 1996

                                        Additions
                               Balance   charged   Deduction   Balance
                                 at        to          s          at
Description                   beginnin  costs and     from       end
                                  g     expenses    reserves   of year
                               of year

Year ended December 31, 1996:

     Receivables - allowance
for doubtful                   $130,000   $86,000     $56,000   $160,000
accounts
           Note receivable -   $450,000   $40,000           $   $490,000
valuation reserve                                          --
           Accrued interest -    $6,000         $           $     $6,000
valuation reserve                               -          --


Year ended December 31, 1995:

     Receivables - allowance   $243,000   $96,000    $210,000   $130,000
for
                doubtful
accounts
           Notes receivable
from affiliate-                $2,665,0         $   $2,665,00  $       -
                  valuation          00        --           0          -
reserve
           Note receivable -          $  $450,000           $   $450,000
valuation reserve                    --                    --
           Accrued interest -         $    $6,000           $     $6,000
valuation reserve                    --                    --
Year ended December 31, 1994:

     Receivables - allowance
for                            $220,000   $58,000     $35,000   $243,000
        doubtful accounts

     Notes receivable from     $2,725,0         $     $60,000  $2,665,00
affiliate -                          00        --                      0
        valuation reserve



                          EXHIBIT INDEX
                                                 Pa
                                                 ge
10.9                Fifth Amendment to Loan      36
                    Agreement and Note
                    Modification Agreement
                    between Houze Glass
                    Corporation and National
                    City Bank of Pennsylvania
                    June 18, 1996
10.8                Sixth Amendment to Loan      45
                    Agreement and Note
                    Modification Agreement
                    between Houze Glass
                    Corporation and National
                    City Bank of Pennsylvania
                    December 20, 1996
11.1                Computation of Earnings      53
                    (Loss) per Common and
                    Equivalent Share - five
                    years ended December 31,
                    1996





                          Exhibit 11.1



                WILSON BROTHERS AND SUBSIDIARIES
 Computation of Earnings (Loss) per Common and Equivalent Share
               Five Years Ended December 31, 1996
            (In thousands, except per share amounts)

                              1996    1995    1994   1993  1992

Loss from continuing operations   $   (58)    $ (602)  $  (588)
$(3,492)                      $ (1,376)

Loss from discontinued operations, net of tax          -      -
(161)                         (1,837)(976)

Add: Interest on note payable
   to majority owner                  *        *       *
*               *
                               (58)  (602)   (749)(2,352) (968)
                                      -         -        -
-           -
     Adjusted net loss        $(58)   $ (602) $(749)$(2,352)  $
(968)
Average common stock and common
   equivalents:

Common stock                  3,321  3,321   3,321 3,321  3,321
Note payable to majority owner,
   including interest thereon      *         *        *        *
*
                              3,321  3,321   3,321 3,321  3,321

Loss per common and
   equivalent share:

     Continuing operations      $(0.02)$(0.18) $(0.18)$(1.05)$(
0.42)
     Discontinuing operations      -       -     (0.05)  (0.55)
(0.29)
      Net loss                  $(0.02)$(0.18) $(0.23)$(1.60)$(
0.71)


*Antidilutive



_______________________________

                              1