Form 10-Q
period 1997-03-31
WILSON BROTHERS
filed 1997-06-18
CIK 107469

10

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1997

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

     There  were  3,321,039  shares of Common  Stock  ($1.00  par value) outstanding at May 15, 1997.
Part I. Financial Information, Item 1.  Financial Statements
                Wilson Brothers and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                           March 31,   December 31,
                                              1997          1996

                 Assets                        (In thousands)
Current assets
Cash and equivalents                  $   174       $    170
Receivables, less allowance of $146,000 in 1997
and $160,000 in 1996                      567        1,059
Inventories                               504          332
     Other                                      219           74
          Total current assets               1,464        1,635
Properties, at cost                          2,290        2,285
Less accumulated depreciation              (1,935)       (1,922)
                                               355          363
Note receivable, less valuation reserve of $490,000 in 1997
and 1996                                         -            -
                                           $ 1,819       $1,998
Liabilities and Stockholders' Deficiency
Current liabilities:
     Short-term borrowings                 $   218       $  140
     Accounts payable                          691          705
     Accrued salaries and other employee costs           328
     259
     Environmental reserve                     820          820
     Accrued interest due affiliates           441          415
     Accrued interest due to others             88           84
     Due to affiliates                       1,230        1,230
     Other current liabilities                  99          217
          Total current liabilities          3,915        3,870
Note payable to affiliates                   1,244        1,244
Note payable to others                         256          256
Other liabilities                              639          639
                                             2,139        2,139
Commitments and Contingencies
Stockholders' deficiency:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -
     -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minimum pension liability                (23)         (23)
     Accumulated deficit                    (14,997)     (14,773)
          Total stockholders' deficiency    (4,235)      (4,011)
                                            $1,819       $1,998
See accompanying notes to consolidated financial statements.

                Wilson Brothers and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                                 For the Three Months
                                    Ended March 31,
                                    1997     1996
                       (In thousands except per share amounts)

Net sales                           $1,017   $1,165

Cost of sales                         870      955
Selling, general and administrative expenses   354           308
                                    1,224    1,263

Loss from operations                (207)     (98)

Other expense (income):
   Interest expense - affiliates       25       30
   Interest expense                    10        7
   Other, net                        (18)      (9)
                                       17       28
      Loss from operations before
        provision for income taxes  (224)    (126)

Provision for income taxes              -        -

      Net loss                      (224)    (126)

Accumulated deficit - beginning     (14,773) (14,715)

Accumulated deficit - ending       $(14,997)     $(14,841)

Loss per share                      $(0.07)  $(0.04)



See accompanying notes to consolidated financial statements.
                Wilson Brothers and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Three Months
                                     Ended March 31,
                             1997               1996
                 (In thousands except per share
                            amounts)
Cash flows from operating activities:
   Net loss                          $  $    (224)             $
(126)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       13       15
   Decrease in receivables, net       492      110
   Increase in inventories          (172)     (87)
   Increase in other current assets (145)     (69)
   Decrease in accounts payable      (14)     (46)
   Decrease in accrued salaries and
      other current liabilities      (19)     (71)
   Net cash used in operating activities     (69)    (274)
Cash flows used in investing activities:
   Capital expenditures               (5)      (9)
   Net cash used in investing activities     (5)       (9)
Cash flows from financing activities:
   Repayment of long-term debt          -          (1)
   Increase in short-term borrowings   78       46
   Net cash provided by financing activities    78
45
Net increase (decrease) in cash and equivalents          4
(238)
Cash and equivalents at beginning of period    170           428
Cash and equivalents at end of period   $    174$    190

See accompanying notes to consolidated financial statements.

 (1)  Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated information included herein has been prepared by Wilson Brothers (the "Company") without audit for filing with the Securities and Exchange Commission pursuant to the rules and regulations of the Commission.
     The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all normal and recurring adjustments, which in the opinion of the Company are necessary for fair presentation of the financial results for the periods shown. This financial information should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Wilson Brothers (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiary Houze Glass Company ("Houze"). Houze operates in the specialty advertising business and engages in the decoration of glass and ceramic items. Houze's products are primarily distributed throughout the United States through sales representatives.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts of the Company and its subsidiaries, all of which are wholly-
     owned.   All significant intercompany items and transactions
     have been eliminated in consolidation.

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


 (2) Note Receivable

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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and has made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 has been paid. As a result, the Company believes that the principal amount of the Note and accrued interest thereon may not be collectible, and therefore has made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. The Company intends to pursue all opportunities for collection, including repossession and liquidation of the Mortgaged Property.


 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                    March 31,     December 31,
                                        1997        1996

     Raw materials                    $ 468,000   $313,000
     Work in process                    8,000               -
     Finished goods                    28,000       19,000
                                      $504,000    $332,000

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

(6)  Note Payable to Affiliates and Others
     Notes payable to majority owners as of March 31, 1997 and December 31, 1996 in the aggregate amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. In December 1994, Warren B. Kanders made a gift of his 25% interest in the Note to a charitable foundation of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford may be deemed the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible note which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. As a result of the above transaction, Mr. Sanford is the beneficial holder of (i) $1,243,750 of the Convertible Note convertible at any time into 793,460 shares of Common Stock, and (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 56.8 percent of the Company's outstanding Common Stock.

 (7) Commitments and Contingencies

     The Company has incurred losses from operations and as of March 31, 1997, the Company had a stockholders' deficiency of $4.2 million and a consolidated working capital deficit of $2.5 million.

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

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. On February 11, 1997, PDER granted Houze an extension in the consent order until June 30, 1997. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At March 31, 1997 the reserve balance was $820,000.

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

 (8) Subsequent Events
     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LM Plastics, Inc., a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LM Plastics, Inc. to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition will be accounted for using the purchase method of accounting, of which the purchase price over net assets acquired is expected to be insignificant. The pro forma effect on prior periods' results of operations is not material.

     On April 30, 1997, Numo Manufacturing Acquisition, Inc. ("Numo") a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Seller"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Seller and their shareholders, was $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On the first adjustment date (October 1, 1997), the interest rate will be increase by an amount equal to 50% of the increase, if any, between the prime rate published in The Wall Street Journal on October 1, 1997 and May 1, 1997. On each adjustment date thereafter, the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Seller for a term of one year pursuant to which Numo paid each of such consultants the sum of $224,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bears interest at the annual rate of 10% and interest is payable quarterly. The loan is due and payable in full on demand at any time after August 15, 1997 with interest. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. As collateral security for the loan, the Company has assigned to the lender all of its interest in a promissory note in the original principal amount of $750,000 issued by Northern Engineering Corporation and the mortgage on real property located in Detroit, Michigan securing such note. In addition, payment of the loan is personally guaranteed by John Sanford. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000.

     Numo will carry-on the pre-existing business activities of Numo Manufacturing Company, Inc. and Diamond Cap Company,
     Inc. at the same premises in Mesquite, Texas.   Numo's
     primary business activity is custom manufacturing, sewing and decorating of a variety of cloth and vinyl bags and related accessories and visor style caps. Similarly to Houze Glass Corporation, Numo's sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade.

     The acquisition will be accounted for using the purchase method of accounting. The amounts paid in connection with consulting agreements of $450,000 will be amortized over the terms of such agreements which is 12 months. The amounts paid for covenants not to compete of $224,000 will be amortized over the terms of those agreements which is 7 years. The Company will allocate a portion of the remaining purchase price over net assets acquired to goodwill which is being amortized over 20 years, which is approximately $96,000. Acquisition costs incurred in connection with this purchase transaction which consist principally of professional and borrowing fees, are not expected to be material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1996 and for the three months ended March 31, 1997, and assumes that the foregoing purchase transaction had been consummated as of January 1, 1996 and 1997, respectively. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.

                                  3 months ended    Year ended
                                  March 31, 1997December 31, 1996

     Revenues                         $ 1,807         $9,315

     Loss before extraordinary items  $(541)          $(621)

     Net loss                         $(541)          $(621)

     Loss per share                   $(0.16)         $(0.19)


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

As previously reported in the Company's Annual Report on Form 10-K, on March 11, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. The line of credit has since been increased to $500,000 and extended to December 31, 1997. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and $100,000 Certificate of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1997. A failure by Houze to renegotiate such credit facility beyond December 31, 1997 would have a material adverse effect on the Company.

In order to finance the cash portion of the purchase price of certain assets of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. and amounts for covenants not to compete and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bears interest at the annual rate of 10% and interest is payable quarterly. The loan is due and payable in full on demand at any time after August 15, 1997 with interest. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. As collateral security for the loan, the Company has assigned to the lender all of its interest in a promissory note in the original principal amount of $750,000 issued by Northern Engineering Corporation and the mortgage on real property located in Detroit, Michigan securing such note. In addition, payment of the loan is personally guaranteed by John Sanford. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and obtaining new financing from banks or others, as well as the ultimate collection of the Note Receivable. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.


Results of Operations


Three Months Ended March 31, 1997 Compared with the
Three Months Ended March 31, 1996

Net sales decreased $148,000 in the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. The decrease in net sales was due to a decrease in volume of mug unit sales of approximately 20,000 coupled with a decreased average sales price per unit of approximately $.17. Decreased cost of sales was primarily due to decreased units sold.

The increase in selling, general and administrative expenses for the three months ended March 31, 1997 compared to March 31, 1996 is primarily due to increased marketing personnel salaries.

Cash used by operations during the three months ended March 31, 1997 was financed principally by collections of accounts receivable and by additional short term borrowings.



Wilson Brothers and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the three months ended March 31,        1997.


                Wilson Brothers and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers


Date:     May 31, 1997                  By: _____/s/ John
Sanford______________
                                   John Sanford
                                   President