Form 10-Q
period 1997-06-30
WILSON BROTHERS USA INC
filed 1997-11-06
CIK 107469

11

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1997

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

Commission file number     1-3329

                    WILSON BROTHERS USA, INC.
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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at September 22, 1997.
     Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            June 30,   December 31,
                                              1997          1996

                 Assets                        (In thousands)
Current assets
 Cash and equivalents                     $   388       $    170
 Receivables, less allowance of $143,000 in 1997
 and $160,000 in 1996                       1,126        1,059
 Inventories                                  965          332
 Note receivable, less valuation reserve of $ 0 in 1997
 and $490,000 in 1996                         490            -
 Consulting agreements, less accumulated amortization of
 $25,000                                      375            -
 Other                                        171           74
     Total current assets                    3,515        1,635
Intangible assets
 Goodwill, less accumulated amortization of $1,000         123
 -
 Non-compete agreements, less accumulated amortization of $5,000
 218                                            -
Properties, at cost                          2,659        2,285
Less accumulated depreciation              (1,958)       (1,922)
          Properties, net                    1,042          363
                                           $ 4,557       $1,998
Liabilities and Stockholders' Deficiency
Current liabilities:
 Short term borrowings and current portion of notes payable  $
 408                                      $   140
  Accounts payable                           1,736          705
 Accrued salaries and other employee costs    244          259
 Environmental reserve                        820          820
  Accrued interest due affiliates              467          415
  Accrued interest due to others               118           84
 Due to affiliates                          1,230        1,230
 Other current liabilities                    161          217
     Total current liabilities               5,184        3,870
Notes payable to affiliates                  1,244        1,244
Notes payable to others                      1,279          256
Other liabilities                              639          639
                                             3,162        2,139
Commitments and Contingencies
Stockholders' deficiency:
 Preferred stock, $1 par value; authorized 5,000,000
 shares; none issued                            -            -
 Common stock, $1 par value; authorized 10,000,000
 shares; issued and outstanding 3,321,039 shares        3,321
 3,321
 Capital in excess of par value             7,464        7,464
 Minimum pension liability                   (23)         (23)
 Accumulated deficit                         (14,551)     (14,773)
     Total stockholders' deficiency         (3,789)      (4,011)
                                            $4,557       $1,998
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                            For the Three Months  For the Six Months
                              Ended June 30,        Ended June 30,
                                1997     1996      1997    1996
                            (In thousands except per share amounts)

Net sales                      $2,370   $1,534    $3,387 $2,699

Cost of sales                   1,833    1,127    2,703   2,082
Selling, general and administrative expenses      528    371   8
82                                679
                                2,361    1,498    3,585   2,761

Income (loss) from operations       9       36    (198)    (62)

Other expense (income):
   Interest expense - affiliates        26        31     51
61
   Interest expense                47      (7)       57       -
   Other, net                   (510)     (14)    (528)    (23)
                                (437)       10    (420)      38
      Income (loss) from operations before
        provision for income taxes      446       26     222
(100)

Provision for income taxes          -        -        -       -

      Net income (loss)           446       26      222   (100)

Accumulated deficit - beginning         (14,773)  (14,841)     (
14,773)                        (14,715)

Accumulated deficit - ending   $(14,327)     $    (14,815)    $(
14,551)                             $   (14,815)

Income (loss) per share         $  0.11  $  0.01   $0.05   $(
0.03)



See accompanying notes to consolidated financial statements.
           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  For the Six Months
                                     Ended June 30,
                             1997               1996
                         (In thousands)
Cash flows from operating activities:
   Net income (loss)                 $222    $(100)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
   Reverse valuation reserve on notes receivable(490)    -
   Gain on sale of equipment            -      (6)
   Depreciation and amortization       43       32
   Decrease (increase) in receivables, net     193   (132)
   Increase in inventories          (372)     (36)
   Increase in other current assets (468)     (23)
   (Increase) decrease in accounts payable     935    (56)
   (Increase) decrease in accrued salaries and
      other current liabilities        15     (76)
   Net cash provided by (used in) operating activities        78
(397)
Cash flows used in investing activities:
   Acquisition of businesses net of cash acquired  (1,089)
-
   Proceeds from sale of equipment      -        6
   Capital expenditures               (9)     (10)
Net cash used in investing activities        (1,098)         (4)
Cash flows from financing activities:
   Repayment of long-term debt          -          (2)
   Increase in short-term borrowings  258       98
   Increase in notes payable          980
   Increase in due to majority owners        -          61
Net cash provided by financing activities    1,238
157
Net increase (decrease) in cash and equivalents        218
(244)
Cash and equivalents at beginning of period    170           428
Cash and equivalents at end of period   $    388$    184

See accompanying notes to consolidated financial statements.

 (1)  Summary of Significant Accounting Policies

     Basis of Presentation

     The consolidated information included herein has been prepared by Wilson Brothers USA, Inc. (the "Company") without audit for filing with the Securities and Exchange Commission pursuant to the rules and regulations of the Commission. The financial information presented herein, while not necessarily indicative of results to be expected for the year, reflects all normal and recurring adjustments, which in the opinion of the Company are necessary for fair presentation of the financial results for the periods shown. This financial information should be read in conjunction with the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Company ("Houze"), and its 90 percent owned subsidiary, LM Plastics, Inc. ("LMP"). All subsidiaries operate in the specialty advertising business and engage in the decoration of glass and ceramic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts
     of  the  Company  and its majority-owned subsidiaries.   All
     significant intercompany items and transactions have been eliminated in consolidation.

     Income (loss) per Share

     Income per share has been calculated using 4,227,976 weighted average number of outstanding shares of common stock with includes the dilutive effect of 956,937 equivalent shares issuable upon conversion of the notes referred to in Note 6.

     Loss per share has been computed using only the weighted
     average number of outstanding shares of common stock
     (3,321,039 shares in each period), since the inclusion of
     common stock equivalents (shares issuable upon conversion of the note referred to in Note 6) would be antidilutive.
     The Financial Accounting Standards Board has issued a new standard,
     "Earnings per Shar     e" (SFAS 128").  SFAS 128 provides for revisions
     to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective on December 15, 1997; early adoption is not permitted. The Company does not believe that the new pronouncement will impact its present calculation of earnings per share.

     Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure", which is effective for periods after December 15, 1997. The Statement established standards for disclosing information about an entity's capital structure. The adoption of SFAS 129 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income", which is effective for periods beginning after December 15, 1997.
     The Statement requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 is not expected to have a material impact on the Company's disclosures.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. The Statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information
     about a company's operating segments.   The adoption of SFAS
     131 is not expected to have a material impact on the Company's disclosures.


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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 has been paid. As a result, the Company believed that the principal amount of the Note and accrued interest thereon was not collectible, and therefore had made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. On July 1, 1997, the principal and accrued interest on the Note were paid in full in the aggregate amount of $539.700, including accrued interest of $6,200 and $43,500 representing 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.
 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                     June 30,     December 31,
                                        1997        1996

     Raw materials                    $ 832,000   $313,000
     Work in process                    70,000              -
     Finished goods                    63,000       19,000
                                      $965,000    $332,000

(5)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%.
     In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and $160,000 of Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. The revolving line of credit facility maturity was extended from December 31, 1995 to December 31, 1997 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to December 31, 1997. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

(6)  Notes Payable to Affiliates and Others
     Notes payable to majority owners as of June 30, 1997 and December 31, 1996 in the aggregate amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. In December 1994, Warren B. Kanders made a gift of his 25% interest in the Note to a charitable foundation of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford may be deemed the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible note which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, constituting 6.9% of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned
     by the Partnership.   As a result of the above transactions,
     as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and
     (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.6 percent of the Company's outstanding Common Stock.

     In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Numo entered into promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On the first adjustment date (October 1, 1997), the interest rate will be adjusted by an amount equal to 50% of the increase, if any, between the prime rate published in The Wall Street Journal on October 1, 1997 and May 1, 1997. On each adjustment date thereafter, the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997 using the proceeds collected from the Northern Note.

     LMP has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1 percent over the bank's prime interest rate, the payment of principal of which is indemnified by Mr. Sanford. The note is due on February 22, 2002.

 (7) Commitments and Contingencies

     The Company has incurred losses from operations and as of June 30, 1997, the Company had an accumulated deficit of $14.6 million and a consolidated working capital deficit of $1.7 million.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation described below, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of the decorative glass segment. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. On July 1, 1997, PDER granted Houze an extension in the consent order until September 30, 1997. The Company is currently negotiating with PDER further extension in the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At June 30, 1997 the reserve balance was $820,000.

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, $ 0, $25,000 and $41,000, respectively, was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

     In addition to the litigation noted above, the Company is from time to time involved in other routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 (8) Acquisitions
     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition is accounted for using the purchase method of accounting, of which the purchase price over net assets acquired is expected to be insignificant. The pro forma effect on prior periods' results of operations is not material.

     On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Seller"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Seller and their shareholders, was $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On the first adjustment date (October 1, 1997), the interest rate will be increased by an amount equal to 50% of the increase, if any, between the prime rate published in The Wall Street Journal on October 1, 1997 and May 1, 1997. On each adjustment date thereafter, the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Seller for a term of one year pursuant to which Numo paid each of such consultants $224,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender.

     Numo continues the pre-existing business activities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. at the same premises in Mesquite, Texas for which it entered into a lease agreement with one of the selling entities for a term of 7 years at an annual base rent of $76,000.
     Numo's primary business activity is custom manufacturing, sewing and decorating of a variety of cloth and vinyl bags and related accessories and visor style caps. Similarly to Houze Glass Corporation, Numo's sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade.

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $448,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 7 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill which is being amortized over 20 years.
     Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1996 and for the six months ended June 30, 1997, and assumes that the foregoing purchase transaction had been consummated as of January 1, 1996 and 1997, respectively. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.

                                  6 months ended    Year ended
                                  June 30, 1997 December 31, 1996

     Revenues                         $ 4,454         $9,315

     Income (loss)                    $(104)          $  617

     Net income (loss)                $(104)          $  617

     Income (loss) per share          $(0.03)         $(0.19)


(8)  Other Matters
     In May 1997, the Company learned that its state of incorporation, Illinois, administratively dissolved the Company for failure to file the State of Illinois Domestic
     Corporation Annual Report for 1995 and 1996.   In July 1997,
     the Company filed with the Secretary of State of Illinois for reinstatement retroactive to June 1, 1995, and amended its name to Wilson Brothers USA, Inc. Effective August 20, 1997, the Company was notified by the State of Illinois that its certificate of incorporation was reinstated.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition and Liquidity


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may effect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of December 31, 1997; and other risk factors listed from time to time in the Company's quarterly reports.

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represents the principal business of the Company.

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

In order to finance the cash portion of the purchase price of certain assets of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. and amounts for covenants not to compete and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts which may be expended for environmental remediation, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.


Results of Operations


The results of operations for the six months ended June 30, 1997 include the operations of two newly acquired subsidiaries, Numo and LMP since their respective dates of acquisition of April 30, 1997 and April 9, 1997.


Six Months Ended June 30, 1997 Compared with the Six Months Ended
June 30, 1996
Sales during the six month period increased $688,000 of which $589,000 is attributable to Numo and LMP. Cost of sales and selling, general and administrative expenses increased approximately $621,000 and $203,000, of which $450,000 is attributable to the respective cost of sales, and $182,000 is attributable to the respective selling, general and administrative expenses of Numo and LMP.
Net sales of Houze increased $99,000 in the six months ended June 30, 1997, as compared with the six months ended June 30, 1996. This increase was due to a volume increase of mug unit sales of 540,000 and a price per unit decrease of $.17.
Other income includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997.
Interest expense increased during the period resulting from additional acquisition related indebtedness.


Three Months Ended June 30, 1997 Compared with the Three Months Ended June 30, 1996
Sales during the three month period increased $836,000 of which $589,000 is attributable to the sales of Numo and LMP. Cost of sales and selling, general and administrative expenses increased approximately $706,000 and $157,000, of which $450,000 is attributable to the respective cost of sales, and $182,000 is attributable to the respective selling, general and administrative expenses of Numo and LMP.
Net sales of Houze increase $247,000 in the three months ended June 30, 1997, as compared with the three months ended June 30, 1996. This increase was due to a volume increase of mug unit sales of 550,000 and a price per unit decrease of $.34.
Other income includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997.
Interest expense increased during the period resulting from additional acquisition related indebtedness.



Wilson Brothers USA, Inc. and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits
     Certificate of Resolution to Amend the Articles of Incorporation as to change of name from Wilson Brothers to Wilson
Brothers USA, Inc.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the three months ended June 30,         1997.


           Wilson Brothers USA, Inc. and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  October 23, 1997By:    /s/
John Sanford
                                            John Sanford
                                            President


Item 6. Exhibit

                   CERTIFICATE OF RESOLUTION


     The undersigned, acting as a secretary of the meeting of a Board of Directors of Wilson Brothers, certifies that the following action was taken at such meeting.

     RESOLVED, that the name of the corporation be changed from Wilson Brothers to Wilson Brothers USA, Inc. and that Articles of Amendment be filed with the State of Illinois to effect such a name change; and further, that John H. Sanford is authorized to execute said Articles on behalf of the corporation.



Dated as of:   July 31, 1997            _________________________
                                   JOHN        H.        SANFORD,
Secretary of Meeting