Form 10-Q
period 1997-09-30
WILSON BROTHERS USA INC
filed 1998-01-12
CIK 107469

5

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1997

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at November 22, 1997.
     Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              1997          1996

                 Assets                        (In thousands)
Current assets:
 Cash and equivalents                     $   417       $    170
 Receivables, less allowance of $111,000 in 1997
 and $160,000 in 1996                       1,044        1,059
 Inventories                                  943          332
 Note receivable, less valuation reserve of $490,000 in 1996
 -                                              -
 Consulting agreements, less accumulated amortization of
 $137,000                                     263            -
 Other                                        133           74
     Total current assets                    2,800        1,635
Goodwill, less accumulated amortization of $2,000        123
-
Non-compete agreements, less accumulated amortization of $13,000
211                                              -
Properties, net of accumulated depreciation of $1,985,000 in 1997
and
  $1,922,000 in 1996                           695          363
                                           $ 3,829       $1,998
Liabilities and Stockholders' Deficiency
Current liabilities:
 Short term borrowings and current portion of notes payable  $
 449                                      $   140
  Accounts payable                           1,059          705
 Accrued salaries and other employee costs    270          259
 Environmental reserve                        801          820
  Accrued interest due affiliates              570          415
  Accrued interest due to others                43           84
 Due to affiliates                          1,304        1,230
 Other current liabilities                    138          217
     Total current liabilities               4,634        3,870
Notes payable to affiliates                  1,244        1,244
Notes payable to others                      1,253          256
Other liabilities                              639          639
                                             3,136        2,139
Commitments and Contingencies
Stockholders' deficiency:
 Preferred stock, $1 par value; authorized 5,000,000
 shares; none issued                            -            -
 Common stock, $1 par value; authorized 10,000,000
 shares; issued and outstanding 3,321,039 shares        3,321
 3,321
 Capital in excess of par value             7,464        7,464
 Minimum pension liability                   (23)         (23)
 Accumulated deficit                       (14,703)     (14,773)
     Total stockholders' deficiency         (3,941)      (4,011)
                                            $3,829       $1,998
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                            For the Three Months For the Nine Months
                            Ended September 30,  Ended September 30,
                                1997     1996      1997    1996
                            (In thousands except per share amounts)

Net sales                      $2,299   $1,340    $5,686 $4,039

Cost of sales                   1,829    1,020    4,532   3,102
Selling, general and administrative expenses      612    338   1
,494                            1,017
                                2,441    1,358    6,026   4,119

Loss from operations            (142)     (18)    (340)    (80)

Other expense (income):
   Interest expense - affiliates        38        31     89
92
   Interest (income) expense      (4)      (1)       53     (1)
   Other, net                    (24)     (26)    (552)    (49)
                                   10        4    (410)      42
      Income (loss) from operations before
        provision for income taxes      (152)     (22)   70
(122)

Provision for income taxes          -        -        -       -

      Net income (loss)         (152)     (22)       70   (122)

Accumulated deficit - beginning         (14,551)  (14,815)     (
14,773)                        (14,715)

Accumulated deficit - ending   $(14,703)     $    (14,837)    $(
14,703)                             $   (14,837)

Income (loss) per share        $ (0.05)  $(0.01)   $0.02   $(
0.04)



See accompanying notes to consolidated financial statements.
           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Nine Months
                                   Ended September 30,
                             1997               1996
                         (In thousands)
Cash flows from operating activities:
   Net income (loss)                 $ 70    $(122)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Gain on sale of equipment            -      (6)
   Depreciation and amortization       77       48
   Decrease (increase) in receivables, net     275   (119)
   Increase in inventories          (350)     (38)
   Increase in other current assets (317)     (14)
   (Increase) decrease in accounts payable     258    (92)
   Decrease in accrued salaries and
      other current liabilities        27        -
   Net cash provided by (used in) operating activities        40
(343)

Cash flows from investing activities:
   Acquisition of businesses net of cash acquired  (1,089)
-
   Proceeds from sale of equipment      -        6
   Capital expenditures              (30)     (13)
Net cash used in investing activities        (1,119)         (7)
Cash flows from financing activities:
   Repayment of long-term debt       (28)          (3)
   Increase in short-term borrowings  228       36
   Increase in due to affiliates       74        -
   Proceeds from notes payable       1,052       -
   Increase in due to majority owners        -          92
Net cash provided by financing activities    1,326
125
Net increase (decrease) in cash and equivalents        247
(225)
Cash and equivalents at beginning of period    170           428
Cash and equivalents at end of period   $    417$    203

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

     Income (loss) per Share

     Income per share has been calculated using 4,277,976 weighted average number of outstanding shares of common stock which includes the dilutive effect of 956,937 equivalent shares issuable upon conversion of the notes referred to in Note 6.

     Loss per share has been computed using only the weighted average number of outstanding shares of common stock
     (3,321,039 shares in each period), since the inclusion of common stock equivalents (shares issuable upon conversion of the note referred to in Note 6) would be antidilutive.
     The Financial Accounting Standards Board has issued a new standard, "Earnings per Share" (SFAS 128"). SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 will become effective on December 15, 1997; early adoption is not permitted. The Company does not believe that the new pronouncement will materially impact its present calculation of earnings per share.

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


 (2) Note Receivable

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of its wholly-owned subsidiary Northern Engineering Corporation ("Northern"), the Company's crane business segment. On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bore interest payable quarterly at 8 percent per annum. Such note was collateralized by certain real property of Northern (the "Mortgaged Property").

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000 which was paid by November 7, 1994, and made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 had been paid. As a result, the Company believed that the principal amount of the Note and accrued interest thereon was not collectible, and therefore had made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. On July 1, 1997, the principal and accrued interest on the Note were paid in full in the aggregate amount of $539,700, including accrued interest of $6,200 and $43,500 representing 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.
 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, are as follows:

                                  September 30,     December
31,
                                        1997        1996

     Raw materials                    $ 788,000   $313,000
     Work in process                    87,000              -
     Finished goods                    68,000       19,000
                                      $943,000    $332,000

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

(6)  Notes Payable to Affiliates and Others
     Notes payable to majority owners as of September 30, 1997 and December 31, 1996 in the aggregate amount of $1,500,000 bears interest at the prime rate and is convertible to 956,937 shares of the Company's common stock. In December 1994, Warren B. Kanders made a gift of his 25% interest in the Note to a charitable foundation of 239,234 shares of the Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford may be deemed the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible note which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, constituting 6.9% of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned
     by the Partnership.   As a result of the above transactions,
     as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and
     (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.6 percent of the Company's outstanding Common Stock.

     In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On the first adjustment date (October 1, 1997), the interest rate will be adjusted by an amount equal to 50% of the increase, if any, between the prime rate published in The Wall Street Journal on October 1, 1997 and May 1, 1997. On each adjustment date thereafter, the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company.

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

 (7) Commitments and Contingencies

     The Company has incurred losses from operations and as of September 30, 1997, the Company had an accumulated deficit of $14.7 million and a consolidated working capital deficit of $1.8 million.

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

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on the property of Houze. The Pennsylvania Department of Environmental Regulation ("PDER") and the Company agreed to a consent order on September 22, 1994, which outlines a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The Company intends to fully comply with the requirements of the consent order. On July 1, 1997, PDER granted Houze an extension in the consent order until September 30, 1997. The Company is currently negotiating with PDER for a further extension in the consent order. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its outside consultant. The additional costs were provided for in the 1993 consolidated financial statements. At September 30, 1997 the reserve balance was $801,000.

     While the Company believes that the total cost of the plan agreed to by the PDER in the consent order discussed above will not exceed the amount reserved, the Company is unable at this time to make a final determination of the cost of implementation, and therefore, has not adjusted such reserve. During the nine months ended September 30, 1997 and the years ended December 31, 1996 and 1995, $ 19,000, $25,000 and $41,000, respectively, was charged to the reserve for costs incurred in connection with the Company's compliance with the PDER's plan to encapsulate all of the hazardous waste.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $448,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 7 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill which is being amortized over 20 years.
     Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1996 and for the nine months ended September 30, 1997, and assumes that the foregoing purchase transaction had been consummated as of January 1, 1996 and 1997, respectively. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.

                                Nine months ended   Year ended
                                September 30, 1997December 31, 1
     996

     Revenues                         $ 6,795         $9,315

     Income (loss)                    $(174)          $  617

     Net income (loss)                $(174)          $  617

     Income (loss) per share          $(0.05)         $ 0.19


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


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Financial Condition and Liquidity


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results which are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may effect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of December 31, 1997; and other risk factors listed from time to time in the Company's quarterly reports.

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


Results of Operations


The results of operations for the nine months ended September 30, 1997 include the operations of two newly acquired subsidiaries, Numo and LMP since their respective dates of acquisition of April
30, 1997 and April 9, 1997.


Nine Months Ended September 30, 1997 Compared with the Nine Months Ended September 30, 1996
Sales during the nine month period increased $1,647,000 of which $1,477,000 is attributable to Numo and LMP. Cost of sales and selling, general and administrative expenses increased approximately $1,430,000 and $477,000, of which $1,190,000 is attributable to the respective cost of sales, and $475,000 is attributable to the respective selling, general and administrative expenses of Numo and LMP.
Net sales of Houze increased $170,000 in the nine months ended September 30, 1997, as compared with the nine months ended September 30, 1996. This increase was due to a volume increase of mug unit sales of 559,000 and a price per unit decrease of $.26.
Other income includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997, all of which was used to pay indebtedness.
Interest expense increased during the period resulting from additional acquisition related indebtedness.


Three Months Ended September 30, 1997 Compared with the Three Months Ended September 30, 1996
Sales during the three month period increased $959,000 of which $888,000 is attributable to the sales of Numo and LMP. Cost of sales and selling, general and administrative expenses increased approximately $809,000 and $274,000, of which $740,000 is attributable to the respective cost of sales, and $293,000 is attributable to the respective selling, general and administrative expenses of Numo and LMP.
Net sales of Houze increase $72,000 in the three months ended September 30, 1997, as compared with the three months ended September 30, 1996. This increase was due to a volume increase of mug unit sales of 181,000 and a price per unit decrease of $.25.
Interest expense increased during the period resulting from additional acquisition related indebtedness.



Wilson Brothers USA, Inc. and Subsidiaries


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)     Exhibits

     None.

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during
the three months ended September 30,         1997.


           Wilson Brothers USA, Inc. and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  December  , 1997By:    /s/
John Sanford
                                            John Sanford
                                            President