Form 10-K
period 1997-12-31
WILSON BROTHERS USA INC
filed 2000-09-27
CIK 107469

2



                            FORM 10-K


               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997


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

      There were 3,321,039 shares of the registrant's common stock ($l.00 par value) outstanding at April 1, 1998, of which non-affiliates and affiliates held 1,544,653 and 1,776,386 shares, respectively, representing 46.5% and 53.5%, respectively, of the registrant's common stock outstanding.

                             PART I

     Item 1.   Business.

     Forward-Looking Statements

     The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of September 30, 1998; and other risk factors listed from time to time in the Company's quarterly reports.

     General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of December 31, 1997, the Company has three wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Company ("Houze"), Houze West LLC ("Houze West"), and a 90 percent owned subsidiary, LM Plastics, Inc. ("LMP"). Houze West was formed prior to, but had not commenced operations as of December 31, 1997, and LMP had discontinued substantially all of its operations as of that date. All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. The Company's principal executive offices are located at 902 South Main Street, Point Marion, PA 15474.

     The LMP Acquisition

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by John Sanford, the Company's President, to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of
$10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition is accounted for using the purchase method of accounting, of which the purchase price over net assets acquired was insignificant.

     The NUMO Acquisition

     On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Seller"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Seller and their shareholders, was $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment occurring on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Seller for a term of one year pursuant to which Numo paid each of such consultants $224,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. On April 16, 1998, the Company and Blind John, LLC agreed to extend the option to May 1, 1999.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

     Acquisition of Houze West

     On November 12, 1997, the Company became the sole owner of a newly formed Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company ownership interest changed to 75 percent, an unaffiliated company, Cactus Enterprises, LLC, purchased the remaining 25 percent interest.
House West will maintain its manufacturing operations in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West will operate in the same business segment as the Company, primarily in the decoration of mugs and glassware, and will be a manufacturing and sales distribution center to the Company's customers in the western United States.

     The   Company   has  agreed  to  make  an  initial   capital
contribution to Houze West of cash and other assets in the approximate aggregate amount of $133,000.

     Shareholder Changes

     At the beginning of fiscal year 1993 approximately 53.7% of the Company's common stock was owned by DWG Corporation ("DWG"). On April 23, 1993, DWG Acquisition Group L.P. acquired 28.6% of DWG's then outstanding shares of common stock. DWG Acquisition
Group L.P. subsequently changed its name to Triarc Companies, Inc. ("Triarc").

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of all of its operating businesses. On December 28, 1993, Triarc entered into a Securities Purchase Agreement with Bruce Paparella and Warren B. Kanders (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on January 10, 1994, Mr. Paparella acquired from Triarc 1,296,436 shares of the Company's common stock, Mr. Kanders acquired from Triarc 648,217 shares of the Company's common stock, Triarc assigned to Mr. Paparella and Mr. Kanders that certain note made by the Company and owned by Triarc with a remaining principal balance of $1,500,000 which note bears interest at the prime rate and at the time was convertible into 956,937 shares of the Company's common stock (the "Convertible Note"), and Triarc assigned to Mr. Paparella and Mr. Kanders cer tain accounts receivable by Triarc in the amount at September 30, 1993 of $1,230,000 (the "Accounts Receivable"). As a consequence of said transactions, Mr. Paparella owned a 75% interest in the Convertible Note and the Accounts Receivable and Mr. Kanders ob tained a 25% interest in the Convertible Note and the Accounts Receivable and, Mr. Paparella and Mr. Kanders together owned ap proximately 59% of the Company's outstanding common stock and, as a result of such transactions, may be deemed to have controlled the Company. Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's common stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. Mr. Kanders sold the remainder of these shares to three individuals who are not related to Mr. Paparella. On December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note, which was convertible into 239,234 shares of Common Stock (representing 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock), and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired in a private transaction with Mr. Walter Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. On November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of
1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction,
Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $226,445. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $113,223. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and
(ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock.

     Mr.  Sanford  is  the Company's President,  Chief  Executive
Officer and a member of the Board of Directors.

     Discontinued Operations

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

        On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the
Northern shares, the Company received $10,000, plus a secured promissory note (the "Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bears interest payable quarterly at 8 percent per annum. Such note is collateralized by certain real property of Northern (the "Mortgaged Property"). The Mortgaged Property was not appraised in connection with the transaction. Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Note in the amount of $150,000, which was paid by November 7, 1994, and agreed to make an additional $150,000 partial prepayment which was paid on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which only $10,000 has been paid. As a result, the Company believed that the principal amount of the Note and accrued interest thereon was not collectible, and therefore as of September 30, 1995 made a full valuation reserve in the financial statements of $450,000 for the principal balance and $6,000 for the accrued interest balance on the note as well as the $40,000 balance on the option fee. On July 1, 1997, the principal and accrued interest on the Note were paid in full in the aggregate amount of $539,700, including accrued interest of $6,200 and $43,500 representing 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.

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

     Industry Segments

     The Company presently operates in one business segment, the specialty advertising business.

     Business

     The Company is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Company ("Houze"), its 75 percent owned subsidiary Houze West LLC ("Houze West"), and its 90 percent owned subsidiary, LM Plastics, Inc. ("LMP"). Houze West was formed prior to, but had not commenced operations as of December 31, 1997. LMP's operations are substantially discontinued. All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives.

     Except as described below, the Company does not anticipate that present environmental regulations will materially affect its capital expenditures, earnings or competitive position. To date, the Company has not been required to make significant capital expenditures in order to meet current environmental standards.

      As of December 31, 1997, the Company had approximately 219 employees of which 33 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union under a contract, which expires in March 1999. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility arranged with a bank on March 4, 1994 and extended on various dates through maturity on September 30, 1998. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 1997.

     The Company is engaged in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade. The Company's business is highly competitive. Custom imprinted items generally lend more exposure per advertising dollar to customers because of their frequency of use in the business atmosphere. From time to time, the Company also obtains special contract orders. Such special contract orders do not necessarily occur each year and there were no significant contract orders in 1995, 1996 or 1997. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources. Competing with the
Company in the specialty advertising products business are companies such as Norwood Promotional Products and Bemrose USA that are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can maintain a competitive edge in the advertising specialty market.

     For the last two years the custom decorated ceramic mug product line has been approximately 85% of the Company's overall business. Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverage ware, visor style caps, Igloor plastic products, and vinyl and cloth beverage coolers, bags, and notepads. Additionally, the Company has expanded its traditional decorating processes, which principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include, direct embroidery for bags and caps, debossing and hot stamping for vinyl products, and up to four color process sublimation for selected ceramic and steel mugs, tote bags, mouse pads, foam beverage ware and ceramic tiles and magnets.

     The Company incorporates the use of "special effects" processes in certain of its decorating applications. The "magic" process is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect, making images appear and/or disappear when a hot or cold beverage is added. The Company offers the "magic" process as an option for most ceramic and glass beverage ware. This process is now available through other manufacturers in United States. Consequently, competition in this market area is increasing to some extent. Other "special effects" processes include the use of iridescent colors, and "see-vue" decorating, which enables an message or decorative imprint to be seen on the inside of a glassware product through the design of an clear opening on the opposite side of the glass.

     The  Company purchases much of its raw material supplies  of
glass   and   ceramic   items  from  five  principal   suppliers.
Management believes that such raw materials are readily available from other sources at competitive prices.

     The Company enters into licensing agreements with customers who permit it to imprint specific logos or designs directly on products.

     In recent years, the Company's sales have been greatest during the fall quarter as a result of customers' holiday programs. Backlog or orders believed to be firm as of December 31, 1997 were $400,000 compared to $223,000 at year-end 1996.
Backlog orders are filled within the current fiscal year.

     Certain of the Company's inventory, such as ceramic mugs must be imported, and therefore, the Company is required to maintain inventories in those items to cover needs for 45 - 60 days at a minimum. If a shortfall occurs, inventory is supplemented with items purchased from distributors located in the United States. Because of the Company's method of distribution, it is not dependent on any single customer. The Company's subsidiaries are members of the Advertising Specialty Institute and are suppliers to the advertising industry. The Company maintains a nationwide distribution network through over 12,500 distributors offering its products. The Company does not offer extended payment terms to customers.

     As an advertising specialty supplier, no material portion of the Company's business is affected by renegotiation of profits or termination of contracts at the election of any governmental agency.

     In February 1993, the Company became aware that certain of Houze's products might have concentrations of lead and cadmium at levels, which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania
Department of Environmental Protection (PDEP) and the Company agreed to a consent order on September 22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. On February 12, 1998, a final closure inspection was conducted by the PDEP. On February 23, 1998, the PDEP determined that the Company had satisfactorily complied with the requirements of the consent order, and the Company was released from any further obligation with respect to such consent order. Accordingly, as of December 31, 1997, the balance of the reserve in the amount of $775,000 was reversed into other income.

     The Company has no foreign operations or any material export sales.

     Subsequent Events

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC ("Surplus Salvage"), a Texas Limited-Liability Company, which on February 26, 1998, agreed to purchase certain assets of B.J.'s Warehouse, a Texas company. The purchase price is $150,000, of which $125,000 was paid in cash, and the balance payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8 percent per annum.

     In order to finance the purchase, the Company capitalized Surplus Salvage in the amount of $76,500, and made a demand loan in the amount of $73,500. To finance the capitalization and loan to Surplus Salvage, the Company borrowed $140,000, including $60,000 from Margaret Peyton, the mother of Mr. Sanford, and $40,000 from a company of which a member of the Board of Directors is the principal owner. These loans are payable on demand.

     Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Until such time that the Company pays Harris for all past due fees plus reimbursement of reasonable expenses, Harris will not release the Company's records and stock certificate inventory for further processing.

     Item 2.   Properties.

     Operations of Houze occupy a facility in Point Marion, Pennsylvania which has approximately 175,000 square feet of manufacturing and office space on a 16 acre site. The operations of Numo occupy a facility in Mesquite, Texas under a lease agreement, which has approximately 35,000 square feet of manufacturing and office space on a 9-acre site. Such facilities are substantially utilized.

     Item 3.   Legal Proceedings.

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

     As of December 31, 1996, there were 3,027 record holders of the Company's common stock. Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Until such time that the Company pays Harris for all past due fees plus reimbursement of reasonable expenses, Harris will not release the Company's records and stock certificate inventory for further processing. While the Company is not aware of any transactions regarding its common stock, or changes in ownership during the year ended December 31, 1997, Harris will not confirm such information.

     The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. Under such provisions at December 31, 1997, no dividends were permitted to be paid. The Company has no present plans for the payment of any dividends.

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

           Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Com pany's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr. Kanders to three individuals who are not related to Mr. Paparella. In addition, the Company has been informed that, on December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (repre senting 6.9% of the Common Stock on a fully diluted basis assum ing the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders 25% interest in the Accounts Receiv able to a charitable foundation, Choate Rosemary Hall Foundation, Inc., leaving Mr. Kanders with no remaining beneficial interest in the Company's Common Stock. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired, in a private transaction with Mr. Carucci, a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts
Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the
Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and
(ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock. As such, Mr. Sanford may be deemed to control the Company.


     Mr.  Sanford  is  the Company's President,  Chief  Executive
Officer and a member of the Board of Directors.


     Item 6.   Selected Financial Data.(1)

For the Year        1997      1996     1995      1994    1993

Net sales           $8,379   $5,715   $5,041    $5,495  $7,021
Operating profit (loss) $    (613)    $  14     $(517)  $(652)
$                   (2,251)
Income (loss) from
 continuing operations  $    497 $    (58)$     (602)   $(588)
$                   (3,492)
Loss from discontinued
 operations, net of tax $    -   $    -   $     -   $   (161)
$                   (1,837)

Net income (loss)   $ 497    $(58)    $(602)    $(749)  $(5,329)
Net income (loss) per common and
 equivalent share:
  Continuing operations      $0.15    $(0.02)   $(0.18) $(0.18)
$ (1.05)
  Discontinued operations     -         -        -
(0.05)              (0.55)
     Basic          $0.15    $(0.02)  $(0.18)   $(0.23) $
(1.60)
     Diluted        $0.13    $(0.02)  $(0.18)   $(0.23) $  (1.60)

Shares used in computing
                    Net income (loss) per common and
 equivalent share
     Basic          3,321    3,321    3,321     3,321   3,321
     Diluted (2)    4,809    3,321    3,321     3,321   3,321

Cash dividend per share      $ -      $  -      $ -     $  -
$                   -

At Year-End

Total assets        $4,014   $1,998   $2,095    $2,655  $3,104

Long-term debt      $   -    $   -    $   -     $   -   $   9

Note payable to majority
   owners           $1,500   $1,500   $1,500    $1,500  $1,500






(1) Restated to reflect the operations of Northern Engineering Corporation as discontinued.
(2)  Includes 1,348,338 shares assuming the conversion principal and accrued interest of certain Notes, and 140,081 shares issued pursuant to a loan origination fee agreement for the year ended December 31, 1997.
_______________________________






     Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     Forward-Looking Statements

     The following discussion contains certain forward-looking statements with respect to anticipated results, which are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may effect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of September 30, 1998; and other risk factors listed from time to time in the Company's quarterly reports.

     Trends

     The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

     The Company continues to face significant competition, particularly in its core business, which consists principally of the decoration of items, which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of whom are larger companies with far greater resources, the Company instituted price reductions for large orders and has increased its marketing efforts to retail distributors and holders of licensed products. Additionally, the Company has made significant improvements to its customer services area in response to the higher level of service demanded by its customers.

     Liquidity and Capital Resources

     The Company's consolidated cash and equivalents, were $462,000 at December 31, 1997 compared to $170,000 at December 31, 1996. During this period, cash and equivalents increased primarily due to the collection of the secured promissory Note underlying certain mortgaged property in the amount of $490,000.

     Capital  expenditures of the Company, were $69,000,  $12,000 and $0 in 1997, 1996 and 1995, respectively. The Company does not anticipate any material capital expenditures in 1998.

     From June 1987 through May 1989, the Company made certain secured loans to Pennsylvania Engineering Corporation ("PEC") which may be deemed to have been an affiliate of the Company at such time, and in connection therewith, at December 31, 1994 the Company was owed a principal balance of $1,555,000 on its outstanding loans to PEC and $1,032,000 of accrued interest and $78,000 of fees. Such outstanding loans to PEC were payable on demand, bore interest at the prime rate plus 3% and are collateralized by a mortgage on certain real property owned by PEC's subsidiary, Lectromelt Corporation. On February 4, 1992, PEC and its subsidiaries, Birdsboro Corporation and Lectromelt Corporation, filed petitions for relief under Chapter 7 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Western District of Pennsylvania. A trustee was appointed in such proceedings on February 7, 1992. In accordance with Chapter 7 of the Code, upon such appointment the trustee assumed jurisdiction over the assets and all powers with respect to the business of PEC and such subsidiary. On December 28, 1994 the Company received $60,000 in satisfaction of the mortgage from the sale of certain real property owned by PEC's subsidiary, Lectromelt Corp. Such proceeds were applied to accrued interest receivable and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations. On September 11, 1995, the Company and the Bankruptcy Trustee for PEC entered into a Settlement Agreement pursuant to which the Company's claims against PEC were recognized as an allowed, general unsecured claim in the amount of $1,399,986 and provided for a contingent minimum distribution to the Company in settlement of such claim in an amount equal to at least 33 percent of its allowed claim. The Settlement
Agreement permitted the Company to withdraw from the settlement if the Trustee's proposed distribution plan provided for distribution to the Company of less than 33 percent of the recognized claim. On October 16, 1995, the Bankruptcy Court approved the Trustee's settlement with the Company and on November 16, 1995 the Trustee made a distribution to the Company in the amount of $472,541 in full and final settlement of the Company's claim against PEC. Such proceeds were applied to accrued interest receivable, and a comparable amount was charged against the valuation reserve and recorded as other income in the statement of operations.
     On March 11, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. The line of credit has since been increased to $500,000 and extended to September 30, 1998. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and
$100,000 Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to September 30, 1998. A failure by Houze to renegotiate such credit facility beyond September 30, 1998 would have a material adverse effect on the Company.

     The Company compensated Mr. Sanford $12,000 for management services for the year ended December 31, 1997, all of which has been deferred. Mr. Sanford's annual compensation for 1998 will be $12,000.

     In accordance with an agreement with the Company's former lender, DWG made a principal payment on December 31, 1982 on the Company's behalf and purchased interest notes, which were issued by the Company to such lender in payment of accrued interest. Pursuant to a Conversion Rights Agreement entered into between the Company and DWG, the obligations of the Company arising from the principal payment by DWG and purchase of interest notes were convertible into newly-issued shares of the Company's common stock. In 1983, DWG converted $651,445 principal amount of interest notes into 651,445 shares of the Company's common stock. In November and December 1988, the Company repaid all outstanding interest notes, which aggregated $2,132,000, repaid $4.5 million of the $6.0 million note evidencing such principal payment and paid substantially all accrued interest owed to DWG. The remaining principal balance of a $1.5 million note owed to Triarc Companies, Inc., successor to DWG, as of December 31, 1993 bears interest at the prime rate and is convertible into 956,937 shares of the Company's common stock. Effective January 10, 1994, such convertible note was purchased by Mr. Bruce Paparella and Mr. Warren B. Kanders in connection with their acquisition of common stock from Triarc Companies, Inc., as described elsewhere herein. On December 22, 1994, Mr. Kanders donated his 25% rights in such note to a charitable institution. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction,
Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and
(ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock.

     The Company has incurred losses from operations and as of December 31, 1997, the Company had a stockholders' deficiency of $3.5 million and a consolidated working capital deficit of $1.4 million. The collection of a note receivable in the amount of
$490,000, and reversal of an environmental reserve due to compliance with all obligations pertaining to waste containment in the amount of $775,000 were included in other income during the year ended December 31, 1997.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     Recent Acquisitions

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired is insignificant.

     On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Seller"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Seller and their shareholders, was $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Seller for a term of one year pursuant to which Numo paid each of such consultants $224,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. On April 16, 1998, the Company and Blind John, LLC agreed to extend the option to May 1, 1999.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

     Environmental Matters

     As described elsewhere herein, the Company became aware that certain of the products of Houze might have concentrations of lead and cadmium at levels, which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania Department of Environmental Protection (PDEP) and the Company agreed to a consent order on September 22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's original plan of remediation was increased during 1993 by
$700,000 from $200,000, based on advice from its consultant, which was provided for in the 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. On February 12, 1998, a final closure inspection was conducted by the PDEP. On February 23, 1998, the PDEP determined that the Company had satisfactorily complied with the requirements of the consent order, and the Company was released from any further obligation with respect to such consent order. As of December 31, 1997, the balance of the reserve in the amount of $775,000 was reversed into other income.

     Year 2000 Capabilities

     The Company is developing an action plan with respect to modifying is computer systems to be Year 2000 compliant. The process involves system reviews, testing, and modification or replacement of date-sensitive software. This conversion is not expected to have any effect on customers or a material adverse effect on the business operations or its consolidated financial position, results of operations or cash flows. The Company intends to communicate with suppliers, dealers, financial institutions and others, which it does business to coordinate Year 2000 compliance. At this time, the Company is unable to determine the cost of necessary software or computer hardware upgrades and replacements in connection with achieving Year 2000 compliance.

     Inflation and Changing Prices

     Management   believes  that  inflation  did   not   have   a
significant effect on the results of operations during the last three years.



     Results of Operations

     1997 Compared with 1996

     Net sales increased to $8.4 million in 1997 from $5.7 million in 1996. Of this increase, $2.3 million was attributable to 10 months of operations of Numo, the balance was due to increased sales of Houze. Gross profit as a ratio to sales decreased to 22 percent from 24 percent due to lower gross profit margins on sales of Numo, which was 20 percent in 1997.

     Selling general and administrative expenses increased to $2.4 million in 1997 from $1.4 million in 1996, of which $.84 million was attributable to 10 months of operations of Numo, $.08 million was attributable to the LMP acquisition and $.05 million was attributable to an overall increase in professional fees.

     Other income includes $490,000 related to collection of notes receivable and reversal of related reserves associated with certain property sold by Northern in 1993, and the reversal of $775,000 of environmental reserves of Houze resulting from favorable compliance and resolution of a consent order and agreement.

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

     Item 8.   Financial Statements and Supplementary Data Index.

          Report of Independent Public Accountants           19
          Consolidated Financial Statements:
            Consolidated Balance Sheets - December 31,  1997  and
            1996                                            20
            Consolidated Statements of Operations and
            Accumulated Deficit -
            Three years ended December 31, 1997             21
            Consolidated Statements of Cash Flows -  Three  years
            ended December 31, 1997                         22
            Notes to Consolidated Financial Statements      23
          Financial Statement Schedules:  Schedules included  are
               set forth in Item 14.
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wilson Brothers USA, Inc.:


We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                   ARTHUR ANDERSEN LLP

Roseland, New Jersey
April 29, 1998
Item 8. Financial Statements and Supplementary Data.
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                        As of December 31
                                             1997         1996
          Assets                              (In thousands)
Current assets
     Cash and equivalents                  $   462       $    170
     Receivables, less allowance of $143,000 in 1997
       and $160,000 in 1996                  1,328        1,059
     Inventories                             1,053          332
     Note receivable, less valuation reserve of $490,000 in 1996
     -                                     -
     Prepaid consulting agreements             150            -
     Other                                      49           74
          Total current assets               3,042        1,635
Goodwill, less accumulated amortization of $4,000 in 1997
92                                               -
Non-compete agreements, less accumulated amortization of $50,000
in 1997                                        174            -
Properties, at cost less accumulated depreciation of $2,013,000
in 1997                                        706          363
           and $1,922,000 in 1996
                                           $ 4,014       $1,998
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   421       $  140
     Current portion of notes payable           85            -
     Accounts payable                        1,413          705
     Accrued salaries and other employee costs           254
     259
     Environmental reserve                       -          820
     Accrued interest due affiliates           524          415
     Accrued interest due others               124           84
     Due to affiliates                       1,192        1,230
     Other current liabilities                 395          217
          Total current liabilities          4,408        3,870

Notes payable to affiliates                  1,256        1,244
Notes payable to others                      1,225          256
Other liabilities                              616          639
                                             3,097        2,139
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minimum pension liability                   -         (23)
     Accumulated deficit                         (14,276)     (14,773)
          Total stockholders' deficit       (3,491)      (4,011)
                                            $4,014       $1,998

  See accompanying notes to consolidated financial statements.
           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                  Three years ended December 31


                                1997    1996      1995
                           (In thousands except per share amou
                          nts)

Net sales                      $8,379   $5,715    $5,041

Cost of sales                   6,564   4,324     4,109
Selling, general and administrative expenses      2,428
1,377                           1,449
                                8,992   5,701     5,558

Operating profit (loss)         (613)      14     (517)

Other expense (income):
   Interest expense               127      57        38
   Interest expense - affiliates        119       102  127
   Interest income               (32)    (78)      (39)
   Provision for doubtful notes and interest
    receivable from affiliate       -      40       457
   Other - net                 (1,324)   (49)     (498)
                               (1,110)     72        85
      Income (loss)
        before provision for income taxes         497       (58)
(602)

Provision for income taxes          -       -         -
      Net income (loss)           497    (58)     (602)

Accumulated deficit - beginning of year (14,773)  (14,715)
(14,113)

Accumulated deficit - end of year   $   (14,276)  $(14,773) $
(14,715)

Net income (loss) per share:
   Basic                         $0.15   $(0.02)   $(0.18)
   Diluted                       $0.13   $(0.02)   $(0.18)



  See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three years ended December 31


                                     1997     1996     1995
                                         (In thousands)
Cash flows from operating activities:
   Net income (loss)               $  497    $ (58)    $(602)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
   Depreciation and amortization      144        62        84
   Liabilities in excess of assets purchased     46         -
-
   Gain on sale of assets               -       (5)         -
   Provision on uncollectible notes
     receivable from former affiliate        (490)     -     450
   (Increase) decrease in receivables, net     (18)     (274)
130
   (Increase) decrease in inventories        (460)     104    61
   Decrease (increase) in other current assets         30    (41)
(23)
   (Decrease) increase in accounts payable      604        84
(73)
   Increase (decrease) in accrued salaries and
      other employee costs            (5)     (122)       109
   Increase in accrued interest       149       122       126
   Increase in other current liabilities        324        11
27
   (Decrease) in environmental reserve        (820)      (25)
(41)
  Net cash provided by (used in) operating activities          1
(142)                             208
Cash flows from investing activities:
   Acquisition of businesses net of cash acquired      (997)   -
-
   Capital expenditures              (69)      (12)         -
   Proceeds from sale of assets         -         5         -
   Net cash provided by (used in) investing activities (1,066)
(7)     -
Cash flows from financing activities:
   Repayment of long-term debt       (98)          (4)    (4)
   Increase (decrease) in short-term borrowings        331   (10
5)   (62)
   Proceeds from notes payable - other       1,058     -       -
   Proceeds from notes payable - affiliate       66         -
-
   Repayment of note receivable         -         -       150
   Net cash provided by financing activities           1,357 (10
9)   84
Net increase (decrease) in cash and equivalents           292
(258)                             292
Cash and equivalents at beginning of period            170   428
136
Cash and equivalents at end of period   $    462$       170 $428


Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest                      $  105    $   36    $   38


  See accompanying notes to consolidated financial statements.

(1)  Basis of Presentation

     Wilson Brothers (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Company ("Houze"), its 75 percent owned subsidiary Houze West LLC ("Houze West"), and its 90 percent owned subsidiary, LM Plastics, Inc. ("LMP"). All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives.

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

     Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements pursuant to which Mr. Kanders transferred the aggregate of 648,217 shares of the Company's Common Stock owned by him to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. The remainder of these shares were sold by Mr.
     Kanders to three individuals who are not related to Mr. Paparella. Effective December 22, 1994 Mr. Kanders made a gift of his 25% portion of the Convertible Note which was convertible into 239,234 shares of Common Stock (repre senting 6.9% of the Common Stock on a fully diluted basis assuming the Convertible Note was fully converted into such shares of Common Stock) and Mr. Kanders' 25% interest in the Accounts Receivable to a charitable foundation, leaving Mr. Kanders with no remaining beneficial interest in the Company's Common Stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On
     September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. On November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts
     Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of
     (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock.


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

     Assets, which have been fully depreciated, are retained in the accounts for as long as they are useful to operations. Upon disposition, it is the Company's policy to eliminate from the accounts the carrying value of the asset and the related accumulated depreciation or amortization and to credit or charge the resulting profit or loss to operations.

     Net Income (loss) per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards "Earnings per Share" ("SFAS") No. 128. Under SFAS 128, the Company is require to replace the traditional earnings per share ("EPS") disclosures with dual presentation of "Basic" and "Diluted" EPS. The implementation of SFAS did not have an impact on the Company's financial position or results of operations or on previously reported EPS.

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to common shareholders used in determining basic EPS was $622 thousand in 1997, $ (58) thousand in 1996, and $ (602) thousand in 1995. The weighted average number of shares of common stock used in determining basic EPS was 3,321 million in 1997, 3,321 million in 1996, and 3,321 million in 1995.

     Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $622 thousand in 1997, $ (58) thousand in 1996, and $ (602) thousand in 1995. The weighted average number of shares of common stock used in determining diluted EPS was 4,809 million in 1997, 3,321 million in 1996, and 3,321 million in 1995 and reflects additional shares in connection with convertible notes (1,348 million in 1997) and loan origination fee (140 thousand in 1997).

     Concentration of Credit Risk

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts and notes receivable and are carried at fair market value, which approximates cost. The Company places its cash with high quality financial institutions.

     Cash and Equivalents

     The Company classifies as cash and equivalents all highly liquid investments with maturity of three months or less when purchased.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Re porting Com prehensive Income", which is effective for periods beginning after December 15, 1997. The Statement requires businesses to disclose comprehensive income and its components in their general-purpose financial statements. The implementation of SFAS 130 is not expected to have a material impact on the Company's financial position or results of operations.

     Supplemental Cash Flow Information

     During 1997, the Company acquired assets net of assumed liabilities in connection with the acquisition of Numo in exchange for notes payable of $1,055,000. The Company also acquired $6,000 in equipment through related capital lease obligations.

(3)  Acquisitions

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition is accounted for using the purchase method of accounting, of which the purchase price over net assets acquired was not insignificant. The pro forma effect on prior periods' results of operations is not material. In January 1998, the Company agreed to purchase the remaining 10 percent of outstanding shares of LMP for $8,000. The purchase transaction will be for cash and will be accounted for as an adjustment to the original purchase price in the March 31, 1998 financial statements.

     On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Seller"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Seller and their shareholders, was
     $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Seller for a term of one year pursuant to which Numo paid each of such consultants $224,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. At the option of the lender exercisable before May 1, 1998, in lieu of receiving payment of the $30,000 additional origination fee, the lender shall have the right to purchase the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock which are then authorized and unissued available for purchase by the lender. On April 16, 1998, the Company and Blind John, LLC agreed to extend such option to May 1, 1999.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1996 and for the year ended December 31, 1997, and assumes that the foregoing purchase transaction had been consummated as of January 1, 1996 and 1997, respectively. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.

                                      Year ended      Year ended
                                December 31, 1997December 31, 199
     6

                                      (Unaudited)     (Unaudited)

     Revenues                         $ 9,682         $9,315

     Income (loss) from operations    $(861)          $(609)

     Net income                       $  326          $(617)

     Net Income (loss) per share:

                  Basic               $ 0.10          $(0.19)

                  Diluted              $0.09          $(0.19)



     On November 12, 1997, the Company became the sole owner of a newly formed Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company ownership interest changed to 75 percent, when an unaffiliated company, Cactus Enterprises, LLC, purchased the remaining 25 percent interest. Houze West will maintain its manufacturing operations in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West will operate in the same business segment as the Company, primarily in the decoration of mugs and glassware, and will be a manufacturing and sales distribution center to the Company's customers in the western United States.

     The Company has agreed to make an initial capital contribution to Houze West of cash and other assets in the approximate aggregate amount of $133,000. This capital contribution will be accounted for using the equity method of accounting.

(4)  Discontinued Operations

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of its wholly owned subsidiary Northern Engineering
     Corporation  ("Northern"),  the  Company's  crane   business
     segment.   On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company.

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

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the
     Note in the amount of $150,000, which was paid by November 7, 1994, and made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, the purchaser was to additionally compensate the Company $50,000 by July 15, 1995, of which $10,000 had been paid. As a result, the Company believed that the principal amount of the Note and accrued interest thereon was not collectible, and therefore had made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. On July 1, 1997, the principal and accrued interest on the Note were paid in full in the aggregate amount of $539,700, including accrued interest of $6,200 and $43,500 representing 30 percent of the amount that the Company shall be entitled to receive if the Mortgaged Property is sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.


 (5) Inventories

     Inventories,  stated at the lower of cost (first-in,  first-
     out  basis)  or market, consisting of materials,  labor  and overhead, are as follows:
                                          December 31,
                                         1997    1996

     Raw materials                    $968,000 $313,000
     Work in process                   18,000       -
     Finished goods                    67,000  19,000
                                      $1,053,000    $               332,000

 (6) Properties
     The  following is a summary of the major classifications  of properties:
                                          December 31
                                         1997    1996
     Classification
     Land                             $18,000   $18,000
     Buildings and improvements       667,000   667,000
     Machinery and equipment          2,034,000 1,600,000
                                      2,719,000 2,285,000
     Less: accumulated depreciation   2,013,000 1,922,000
                                      $706,000  $363,000

(7)  Notes Receivable from Affiliates

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

(8)  Income Taxes and Other Liabilities

     As of December 31, 1997 and 1996 the Company provided a full valuation allowance for the net deferred tax assets of $586,000 and $1,024,000. The deferred tax assets primarily result from net losses and certain differences in the tax basis and book basis of inventories, receivables and liabilities.

     The reported tax provision and a computed tax benefit based on the loss before income taxes are reconciled as follows:
                                      Year ended December 31,
                                       1997     1996    1995

     Income (loss) before income taxes        $ 497    $(58)             $ (602)
     Statutory rate                   35%      35%     35%
      Total computed tax expense (benefit)             174        (20)    (211)
     (Decrease) increase in taxes resulting from:
      Reversal of environmental valuation
        allowance                    (271)        -       -
      Effect of net operating losses for which
        no tax is available             97       20     211
                                     $   -    $   -    $  -

(9)  Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000
     Certificate of Deposit from Fay Penn Economic Development Council and $100,000 Certificates of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the previous accounts receivable financing arrangement. The revolving line of credit facility maturity was extended from December 31, 1995 to September 30, 1998 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to September 30, 1998. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

     The short-term borrowings of Houze as of and for the years ended December 31 are as follows:

                               1997    1996   1995
     End of year balance       $421,0  $140,  $245,0
                                   00    000      00
     Maximum           amount
     outstanding  during  the  $479,0  $419,  $380,0
     year                          00    000      00
     Average          balance          $259,  $280,0
     outstanding  during  the  $314,0    000      00
     year                          00
     Weighted         average   11.5%  11.5%   11.8%
     interest   rate   during
     the year
     Interest  rate  at  year   11.5%  11.3%   11.5%
     end




 (10)                   Notes Payable to Affiliates and Others

     Notes payable to majority owners as of December 31, 1997 and December 31, 1996 in the aggregate amount of $1,500,000 bear interest at the prime rate and are convertible to 956,937 shares of the Company's common stock. In December 1994,
     Warren  B.  Kanders made a gift of his 25% interest  in  the
     Note  to  a charitable foundation of 239,234 shares  of  the
     Company's Common Stock issuable upon conversion of its interest in the Note. On April 18, 1995, John Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note. As a result, Mr. Sanford may be deemed the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. Conversion by the majority owners would be dilutive of their individual percentage ownership of the Company's aggregate outstanding common stock. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible note, which is convertible into 35,886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction, Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of
     (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock.

     In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and May 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997 using the proceeds collected from the Northern Note.

     During the year ended December 31, 1997, the Company from time to time made short-term borrowings from Combahee Partners, L.P. ("Combahee") a limited-partnership that Mr. Sanford is the general partner. During the year ended December 31, 1997, the Company incurred interest on loans to Combahee in the amount of $1,228. As of December 31, 1997, the Company owed $66,100 to Combahee payable on demand with interest calculated at 8 percent per annum.

     During the year ended December 31, 1997, the Company made short-term borrowings from Margaret Peyton, the mother of Mr. Sanford. As of December 31, 1997, the Company owed $50,000 to Mrs. Peyton payable on demand with interest calculated at 10 percent per annum.

     LMP has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1 percent over the bank's prime interest rate, the payment of principal of which is indemnified by Mr. Sanford. The note is due on February 22, 2002.

(11) Long-Term Debt

     Long-term debt consists of the following:

                                          December 31
                                         1997    1996
     Description                         (In thousands)
     Purchase notes bearing interest at rates ranging
       from 8% to 11%, maturing in 2004     $   1,013$                 -
     Note payable to bank bearing interest at 9.50%,
       maturing in 2002                    47        -
     Equipment capital lease obligations (see note 14)                   6   -
                                        1,066        -
     Less-current maturities               85        -
                                      $   981   $    -


 (12)                   Pension Plan

     Houze has a defined benefit plan covering hourly-paid employees. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 1997, 1996 and 1995, no contributions were required to be made under the plan.

     The net periodic pension cost for the plan in 1997, 1996 and 1995 was $37,000, $42,000 and $45,000, respectively. The components of the net periodic pension cost are as follows:

                                      Year ended December 31,
                                      1997      1996     1995
                                           (In thousands)
     Current service cost            $  41    $  41     $  52
     Interest cost on projected benefit obligation     42              43   43
     Actual return on assets            70       96       (3)
     Unrealized (gain) loss on plan experience          (107)              (129)
     (38)
     Amortization of unrecognized net asset at transition               (9) (9)
     (9)
     Net periodic pension cost       $  37    $  42     $  45




     The following table sets forth the plans' projected funded status:


                                                 December 31,
                                                1997     1996
                                                (In thousands)
     Actuarial present value of benefit obligations:

       Accumulated benefit obligation, including vested benefits
       of $635,000 in 1997 and $647,000 in 1996  $     625$     658

     Reconciliation of funded status:

       Plan assets at fair value             $ 699     $635
       Projected benefit obligation            635      658
          Plan assets in excess (short) of projected benefit
          obligation                             64     (23)
          Unrecognized net (gain) loss from plan experience     (95)       (17)
       Unrecognized prior service cost          34       37
       Unrecognized net asset at January 1, 1987,
          amortized over 13 to 17 years        (63)     (72)
            Additional minimum liability     $(60)     $(75)


     An assumed discount rate of 7% for 1997 and 1996, and long-term rate of return on assets of 8% for 1997 and 1996, were used in developing this data. Plan assets are invested in a managed portfolio, consisting primarily of corporate bonds and common stock.


(13) Related Party Transactions

     There were no charges from affiliates for the years ended
December 31, 1997, 1996 and 1995.

     For information concerning certain other transactions between the Company and other corporations or entities, which may be deemed to be, affiliates of the Company, see other Notes included elsewhere herein.

(14) Capital Leases

     The Company has entered into a capital lease for certain computer equipment. Future minimum lease payments required by the capital lease and net future minimum lease payments are as follows:

     Year ending December 31:
        1998                         $ 1,968
        1999                           1,968
        2000                           1,804
          Total minimum lease payments          5,740
        Less amount representing interest       (971)
          Future minimum lease payments    $                4,769

 (15)                                 Operating Leases

     The Company leases office and manufacturing facilities in Mesquite, Texas for which it entered into a lease agreement for the annual base rent of $76,000. Such lease expires on April 30, 2004.

     Minimum   annual  rental  commitments  under   noncancelable
     operating leases are as follows:


     Year ending December 31:
          1998                       $76,000
          1999                         76,000
          2000                         76,000
          2001                         76,000
          2002                         76,000


     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $50,677, $0 and $0, respectively.

(16) Commitments and Contingencies

     The  Company has incurred losses from operations and  as  of
     December   31,   1997,  the  Company  had  a   stockholders'
     deficiency of $3.5 million and a consolidated working capital deficit of $1.4 million.

     The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, maintaining and renewing it's financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

     The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

     The Company has become aware that certain of the products of Houze may have concentrations of lead and cadmium at levels, which might constitute hazardous waste. While after testing, it was ascertained that products currently being produced are within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products had been disposed of in a disposal site located on Houze's property. The Pennsylvania Department of Environmental Protection
     (PDEP)  and  the  Company  agreed  to  a  consent  order  on
     September 22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's original plan of remediation was increased during 1993 by $700,000 from $200,000, based on advice from its consultant, which was provided for in the 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. On February 12, 1998, a final closure inspection was conducted by the PDEP. On February 23, 1998, the PDEP determined that the Company had satisfactorily complied with the requirements of the consent order, and the Company was released from any further obligation with respect to such consent order. Accordingly, as of December 31, 1997, the balance of the reserve in the amount of $775,000 was reversed into other income.

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


(17) Subsequent Events

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC ("Surplus Salvage"), a Texas Limited-Liability Company, which on February 26, 1998, agreed to purchase certain assets of B.J.'s Warehouse, a Texas company. The purchase price is $150,000, of which $125,000 was paid in cash, and the balance payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8 percent per annum.

     The Company capitalized Surplus Salvage in the amount of $76,500, and made a demand loan in the amount of $73,500. To finance the capitalization and loan to Surplus Salvage, the Company borrowed $140,000, including $60,000 from Combahee, and $40,000 from a company of which a member of the Board of Directors is the principal owner. These loans are payable on demand.

     Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Until such time that the Company pays Harris for all past due fees plus reimbursement
     of   reasonable  expenses,  Harris  will  not  release   the
     Company's  records  and  stock  certificate  inventory   for
     further processing.


 (18)     Other Matters
     In May 1997, the Company learned that its state of incorporation, Illinois, administratively dissolved the Company for failure to file the State of Illinois Domestic Corporation Annual Report for 1995 and 1996. In July 1997, the Company filed with the Secretary of State of Illinois for reinstatement retroactive to June 1, 1995, and amended its name to Wilson Brothers USA, Inc. Effective August 20, 1997, the Company was notified by the State of Illinois that its certificate of incorporation was reinstated.



Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     None.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The table below sets forth the names, ages and positions of the Company's directors and executive officers:

Name                            Age       Position

John Sanford                    32        President,        Chief
                                          Financial      Officer,
                                          Treasurer,    Secretary
                                          and Director

Brett R. Smith                  32        Director

Frank Zanin                     31        Director


     The Board of Directors currently consists of three directors. Mr. Arthur Williams, Vice President and Secretary resigned as a director and officer on April 4, 1995. Mr. Sanford was appointed to the Board of Directors in April 1995 filling the vacancy of Mr. Nicholson who resigned on May 12, 1994. Directors are elected at the annual meeting of shareholders, and hold office until the next succeeding annual meeting of shareholders or until their successors are elected and qualified. Mr. Paparella who was appointed to the Board of Directors on January 10, 1994 to fill vacancies created by the resignation of members of the Board of Directors who were elected by the former controlling shareholder of the Company, died on April 21, 1996. Mr. Brett R. Smith and Mr. Frank Zanin were appointed to the Board of Directors on April 17, 1997 and April 24, 1997, respectively, to fill the vacancies created by the death of Mr. Paprella and resignation of Mr. Williams. Directors who are employees of the Company do not receive an annual retainer or meeting attendance fees.

     The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

     John Sanford has been President since the death of Mr. Paparella in 1996 and previously served as Vice President, Treasurer and Chief Financial Officer of the Company since March 7, 1994. He also became Secretary and Director in April 1995. Since September 1993, Mr. Sanford has been an equity trader for Carr Securities, Inc., a New York brokerage firm. From August
1991 through September 1993, Mr. Sanford was earning his M.B.A. degree at the University of North Carolina at Chapel Hill. Mr. Sanford was the President of Fortress Marine Construction from August 1990 through August 1991.

     Brett R. Smith has been a director since April 17, 1997, and since 1993 co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. From Fall 1991 to Spring 1993 earned his M.B.A. at the University of North Carolina at Chapel Hill.

     Frank Zanin has been a director since April 24, 1997, and since Fall 1993 has served as a Financial Analyst for Roper
Health Systems Inc. Previously, he was earning his M.B.A. degree at The College of William and Mary through 1991.

Item 11.  Executive Compensation.

     During the year ended December 31, 1997, the Company compensated John Sanford $12,000 for management services, all of which has been deferred. Mr. Sanford's annual compensation for 1998 will be $12,000.

     The Company's executive officer holds a position with a non-affiliated company (see Item 10) that pays compensation to such officer. The officer devotes the time necessary to the Company and to his non-affiliated employer as is necessary for the effective discharge of his duties. The Company is unable to estimate the approximate amount of time spent by the officer listed in Item 10 on the affairs of the Company and its subsidiaries. No minimum amount of time is required to be devoted to such affairs by such officer.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of March 1, 1998, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

 Name and Address        Amount of
of Beneficial Owner      Beneficial          Percent
                         Ownership

  John Sanford
  One Penn Plaza,
  Suite 4720            2,325,565(1)          49.8%
  New York, NY
  10119-0002


  All Directors and
  Executive              2,325,565            49.8%
  Officers (1
  person)

(1) Includes 1,544,653 shares as to which Mr. Sanford has sole voting and dispositive power and 554,226 shares and 226,686 shares, respectively, issuable upon conversion of the principal and accrued interest thereon of a certain promissory note made by the Company in the principal amount of $1,500,000 as to which Mr. Sanford has a 57.9 percent interest.

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

     Effective December 30, 1994, Mr. Kanders entered into three separate stock purchase agreements, whereby Mr. Kanders transferred all of his shares of the Company's common stock to four individuals, including Mr. Paparella who purchased 348,217 shares for $5,000. In addition, on December 22, 1994, Mr. Kanders made a gift of his portion of the Note and Accounts
Receivable to a charitable foundation, leaving him with no remaining beneficial interest in the Company's common stock. On April 18, 1995, John Sanford, the Company's Vice President and Chief Financial Officer, acquired a $362,500 interest in such convertible note which is convertible into 231,259 shares of the Company's Common Stock and, as such, Mr. Sanford may be deemed to be the beneficial owner of 231,259 shares issuable to him upon his election to convert his interest in the notes. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford 1) a 37.5% interest in such Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, 2) certain accounts receivable in the amount of $461,250 of the Company, and 3) 1,644,653 shares of the Company's common stock, for an aggregate purchase price of $330,000. November 22, 1996, Mr. Sanford, in a private transaction, made gifts to non-affiliated persons of 1) 100,000 shares of the Company's Common Stock, and 2) $56,250 of the principal amount plus accrued interest of the Convertible Note, which is convertible into 35, 886 shares of the Company's Common Stock. On February 13, 1997, in a private transaction,
Choate Rosemary Hall Foundation, Inc. sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) their interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) their interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreements sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership" ) in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned by the Partnership, of which the aggregate principal and accrued interest thereon is convertible at any time into 247,209 shares and 101,112 shares, respectively, of the Company's Common Stock, constituting 7.5% of the Company's Common Stock. As a result of the above transactions, as of August 12, 1997, Mr. Sanford is the beneficial holder of (i) $868,750 of the Convertible Note of which the principal and accrued interest thereon is convertible at any time into approximately 554,226 shares and 226,686 shares, respectively, of Common Stock, and
(ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.8 percent of the Company's outstanding Common Stock.


                             PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(A)  1.   Financial Statements:

          See Index to Financial Statements (Item 8)

     2.   Financial Statement Schedule:

                    II.   Valuation  and  Qualifying  Accounts  -
                    Three years ended December 31, 1997.

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

10.4      First Amendment to Loan Agreement and Note Modification
Agreement dated September 14, 1994 between Houze Glass
Corporation and Integra Bank/South, incorporated by reference to
Wilson Brothers Form 10-K for the year ended December 31, 1994,
Exhibit 10.4.
10.5      Amended and Restated Security Agreement dated December
30, 1994 between Houze Glass Corporation and Integra/Bank
Pittsburgh, incorporated by reference to Wilson Brothers Form 10-
K for the year ended December 31, 1994, Exhibit 10.5.
          10.6 Third Amendment to Loan Agreement and Note
               Modification Agreement between Houze Glass
               Corporation and Integra Bank/South dated July 21,
               1995, incorporated by reference to Wilson Brothers
               Form 10-K for the year ended December 31, 1995,
               Exhibit 10.7.
          10.7 Fourth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference to Wilson Brothers Form 10-K for the year ended December 31, 1995, Exhibit 10.8.
10.8 Fifth Amendment to Loan Agreement and Note Modification
Agreement between Houze Glass Corporation and National City Bank of Pennsylvania dated June 18, 1996, incorporated by reference to
Wilson Brothers Form 10-K for the year ended December 31, 1996,
Exhibit 10.8.
10.9 Sixth Amendment to Loan Agreement and Note Modification
Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 20, 1996, incorporated by reference to
Wilson Brothers Form 10-K for the year ended December 31, 1996,
Exhibit 10.8.
10.10     Certificate of Resolution to Amend Articles of
Incorporation as to change of name from Wilson Brothers to Wilson
Brothers USA, Inc. incorporated by reference to Wilson Brothers
Form 10-Q for the quarter ended June 30, 1997, Item 6. Exhibits.
          11.1 Computation  of  Earnings (Loss)  per  Common  and
               Equivalent  Share - Five Years Ended December  31,
               1997.*
__________________
*  being filed herewith.

(B)  Reports on Form 8-K

          The registrant did not file any reports on Form 8-K during the three months ended December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WILSON BROTHERS USA, Inc.


Dated: July 15, 1998                 By:    /s/ John Sanford
                                     John Sanford
                                     President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date         Signature             Titles


July 15,     /s/ John Sanford      President, Chief Executive
1998         John Sanford          Officer and Director
                                   (Principal Executive Officer)


July 15,     /s/ Brett R. Smith    Director
1998         Brett R. Smith

July 15,     /s/ Frank Zanin       Director
1998         Frank Zanin

             INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                         Page

II.  Valuation and Qualifying Accounts - Three            42
     years ended December 31, 1997



                                                      Schedule II

           WILSON BROTHERS USA, INC. AND SUBSIDIARIES

                Valuation and Qualifying Accounts

               Three years ended December 31, 1997

                                        Additions
                               Balance   charged   Deduction   Balance
                                 at        to          s          at
Description                   beginnin  costs and     from       end
                                  g     expenses    reserves   of year
                               of year

Year ended December 31, 1997:

     Receivables - allowance
for doubtful                   $160,000  $132,000    $149,000   $143,000
accounts
           Note receivable -   $490,000 $       -    $490,000  $      --
valuation reserve                               -
           Accrued interest -    $6,000         $      $6,000  $      --
valuation reserve                               -


Year ended December 31, 1996:

           Receivables -       $130,000   $86,000     $56,000   $160,000
allowance for
                doubtful
accounts
           Notes receivable -
                 valuation     $450,000   $40,000           $   $490,000
reserve                                                     -
           Accrued interest -    $6,000         $           $     $6,000
valuation reserve                               -          --


Year ended December 31, 1995:

     Receivables - allowance   $243,000   $96,000    $210,000   $130,000
for
                doubtful
accounts
           Notes receivable
from affiliate-                $2,665,0         $   $2,665,00  $       -
                  valuation          00        --           0          -
reserve
           Note receivable -          $  $450,000           $   $450,000
valuation reserve                    --                    --
           Accrued interest -         $    $6,000           $     $6,000
valuation reserve                    --                    --









                          EXHIBIT INDEX
                                                 Pa
                                                 ge

11.1                Computation of Earnings      44
                    (Loss) per Common and
                    Equivalent Share - five
                    years ended December 31,
                    1997





Exhibit 11.1



           WILSON BROTHERS USA, INC. AND SUBSIDIARIES
 Computation of Earnings (Loss) per Common and Equivalent Share
               Five Years Ended December 31, 1997
            (In thousands, except per share amounts)

                              1997    1996    1995   1994  1993

Income (loss) from continuing operations $    497$  (58)      $
(602)                         $(588)  $(3,492)

Loss from discontinued operations, net of tax          -      -
-  (161)                      (1,837)

Add: Interest on convertible
   note payable                 125        *       *           *
*
                                622   (58)   (602) (749)(2,352)
                                      -         -        -
-           -
     Adjusted net income (loss)   $   622$     (58) $ (602)   $
(749)                         $(2,352)
Average common stock and common
   equivalents:

Common stock                  3,321  3,321   3,321 3,321  3,321
Conversion of note payable,
   including interest thereon   1,348         *        *        *
*
Issuable pursuant to a loan origination fee    140     *      *
*    *
                              4,809  3,321   3,321 3,321  3,321

Net income (loss) per common and
   equivalent share:

     Continuing operations       $0.15 $(0.02) $(0.18)$(0.18)$(
1.05)
     Discontinued operations       -       -         -   (0.05)
(0.55)
      Basic                      $0.15 $(0.02) $(0.18)$(0.23)$(
1.60)
      Diluted                    $0.13 $(0.02) $(0.18)$(0.23)$(
1.60)

*Antidilutive