Form 10-Q
period 1998-03-31
WILSON BROTHERS USA INC
filed 2000-12-07
CIK 107469

11

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1998

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
5231

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No   X

     There  were  3,321,039  shares of Common  Stock  ($1.00  par value) outstanding at April 30, 1998.
Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                           March 31,   December 31,
                                              1998          1997

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   502       $    462
     Receivables, less allowance of $133,000 in 1998
       and $143,000 in 1997                  1,326        1,328
     Inventories                             1,195        1,053
     Prepaid consulting agreements              38          150
     Other                                     195           49
          Total current assets               3,256        3,042
Goodwill, less accumulated amortization        122           92
Non-compete agreements, less accumulated amortization       174
174
Properties, at cost less accumulated depreciation        707
706

                                           $ 4,259       $4,014
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   442       $  471
     Current portion of notes payable          398           85
     Accounts payable                        1,540        1,413
     Accrued salaries and other employee costs           98
     254
     Accrued interest due affiliates           523          524
     Accrued interest due others               101          124
     Due to affiliates                       1,111        1,142
     Other current liabilities                 401          395
          Total current liabilities          4,614        4,408

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,435        1,225
Other liabilities                              616          616
                                             3,307        3,097
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                           9            -
     Minimum pension liability                   -            -
     Accumulated deficit                    (14,456)     (14,276)
          Total stockholders' deficit       (3,662)      (3,491)
                                            $4,259       $4,014
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                                 For the Three Months
                                    Ended March 31,
                                    1998     1997
                       (In thousands except per share amounts)

Net sales                           $2,440   $1,017

Cost of sales                       1,934      870
Selling, general and administrative expenses   625           354
                                    2,559    1,224

Loss from operations                (119)    (207)

Other expense (income):
   Interest expense - affiliates       32       25
   Interest expense                    37       10
   Other, net                         (7)     (18)
                                       62       17
      Loss from operations before
        provision for income taxes  (181)    (224)

Provision for income taxes              -        -

      Net loss                      (181)    (224)

Accumulated deficit - beginning     (14,275) (14,773)

Accumulated deficit - ending       $(14,456)     $(14,997)

Loss per share                      $(0.05)  $(0.07)



See accompanying notes to consolidated financial statements.
           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Three Months
                                     Ended March 31,
                             1998               1997
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    (181)             $
(224)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       26       13
   Decrease (increase) in receivables, net       2     492
   Decrease (increase) in inventories(142)   (172)
   Decrease (increase) in other current assets(34)   (145)
   Increase (decrease) in accounts payable     127    (14)
   Increase (decrease) in accrued salaries and
      other current liabilities      (174)    (19)
   Due from affiliates               (31)        -
   Net cash used in operating activities     (407)          (69)
Cash flows used in investing activities:
   Capital expenditures              (26)      (5)
   Acquisition of intangibles        (30)        -
   Net cash used in investing activities     (56)      (5)
Cash flows from financing activities:
   Proceeds from long-term debt       523        -
   Minority interest capital contribution        9             -
   Increase in short-term borrowings (29)       78
   Net cash provided by financing activities   503
78
Net increase (decrease) in cash and equivalents         40
4
Cash and equivalents at beginning of period    462           170
Cash and equivalents at end of period   $    502 $     174

See accompanying notes to consolidated financial statements.
   Summary of Significant Accounting Policies

(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997.

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of March 31, 1998, the Company had four wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze"), Bargain Building Products, LLC ("BBP") and LM Plastics, Inc. ("LMP") and a 75 percent
     ownership interest in Houze West LLC ("Houze West").   The
     Company had discontinued substantially all of the operations of LMP as of December 31, 1997. Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.



     Principles of Consolidation

     The  consolidated financial statements include the  accounts
     of  the  Company  and its majority-owned subsidiaries.   All
     significant intercompany items and transactions have been eliminated in consolidation.



     Income (loss) per Share

     Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each period), since the inclusion of common stock equivalents (shares issuable upon conversion of the Note referred to in Note 5) would be antidilutive.



     Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued a new standard SFAS 128, "Earnings per Share." SFAS 128 provides for revisions to the current method of calculating earnings per share and for the disclosure of certain information about the capital structure of the reporting entity. SFAS 128 became effective on December 15, 1997; early adoption was not permitted. The implementation of the SFAS did not materially impact the Company's calculation of earnings per share for prior periods.



     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which is effective for periods beginning after December 15, 1997.
     The statement requires businesses to disclose comprehensive income and its components in their general-purpose financial statements, with reclassification of comparative (earlier period) financial statements. The adoption of SFAS 130 did not have a material impact on the Company's disclosure.

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for periods beginning after December 15, 1997. The statement redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The adoption of SFAS 131 did not have a material impact on the Company's disclosure.

 (2) Note Receivable

     On September 28, 1993, the Company's Board of Directors authorized the sale or liquidation of its wholly-owned subsidiary Northern Engineering Corporation ("Northern"), the Company's crane business segment. On May 12, 1994, the Company sold all of the outstanding shares of Northern to a corporation controlled by a former director of the Company. In consideration for the sale of the Northern shares, the Company received $10,000, plus a secured promissory note (the "Northern Note") in the principal amount of $750,000 repayable on or before May 1, 1999, which bore interest payable quarterly at 8 percent per annum. The Northern Note was collateralized by certain real property of Northern (the "Mortgaged Property").

     Effective October 28, 1994, the Company agreed to reduce the percentage from 50 percent to 30 percent of the amount that the Company was entitled to receive if the Mortgaged Property is sold in excess of $750,000. In exchange, the purchaser made a partial prepayment of the principal of the Northern Note in the amount of $150,000 on or about November 7, 1994, and made an additional $150,000 partial prepayment on January 15, 1995. The purchaser had the option to prepay the remaining principal balance of the Northern Note by June 30, 1995. Such prepayment was not made, and as a result, the purchaser was required to compensate the Company an additional $50,000 by July 15, 1995. As of September 30, 1995, only $10,000 of this amount had been paid. As a result of the failure to pay, the Company believed that the principal amount of the Northern Note and accrued interest thereon was not collectible, and therefore had made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements in the amount of $490,000 for principal, plus $6,000 for accrued interest. On July 1, 1997, the principal and accrued interest on the Northern Note were paid in full in the aggregate amount of $539,700. This amount included accrued interest of $6,200 and $43,500 representing 30 percent of the amount that the Company would be entitled to receive if the Mortgaged Property is sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.


 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                    March 31,     December 31,
                                        1998        1997

                                                     (In
     thousands)

     Raw materials                    $ 1,086      $ 968
     Work in process                      22                18
     Finished goods                       87          67
                                      $1,195       $1,053



 (4) Short-term Borrowings

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bore interest at the lending bank's prime rate plus 3.5%.
     In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and Certificates of Deposit from the Company worth $100,000 in the aggregate, and are guaranteed by the Company and Mr. John H. Sanford, the Company's Chief Executive Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the previous accounts receivable financing arrangement. On July 21, 1995, the revolving line of credit facility maturity was extended from December 31, 1995 to September 30, 1998 with a limit of $500,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to September 30, 1998. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the company.

 (5) Notes Payable to Affiliates and Others

     John H. Sanford, Walter Carucci, the Carucci Family Partners, Marshall C. Sanford, Jr. and others hold interest in an outstanding convertible note of the Company as of for an aggregate amount of $1,500,000 bears interest at the prime rate and are convertible to an aggregate of 956,937 shares of the Company's Common Stock (the "Convertible Note"). These security holders also hold interest in certain accounts receivable in the Company in the aggregate amount of $1,230,000. In December 1994, Warren B. Kanders made a gift of his 25% interest in the Convertible Note, equal to 239,234 shares of the Company's Common Stock upon conversion, and his interests in the Accounts Receivable to the Choate Rosemary Hall Foundation, Inc. (the "Choate Foundation"). On April 18, 1995, John H. Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest, equal to 231,260 shares upon conversion and a $ 297,250 interest in the Accounts Receivable. As a result, Mr. Sanford was deemed the beneficial owner of 231,260 shares issuable to him upon his election to convert his interest in the Convertible Note as of April 18, 1995. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in the Convertible Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, and a $ 461,250 interest in the Accounts Receivable. On November
      22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock.

     As of the beginning of 1997, Mr. Sanford, the Choate Foundation, and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of the Convertible Note and the Accounts Receivable in the amount of $1,230,000. On February 13, 1997, in a private transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) its $307,500 interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership") in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common
     Stock owned by the Partnership.   As a result of the above
     transactions, as of March 31, 1998, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.6 percent of the Company's outstanding Common Stock. As of March 31, 1998, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common Stock.

     In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into certain promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements. The Purchase Notes and amounts payable under the non-compete agreements initially bore interest at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date thereafter, the interest rate has been and will continue to be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements is to be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable April 1, 2004.
     The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from an entity which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997 using the proceeds collected from the Northern Note.

     LMP has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1 percent over the bank's prime interest rate, the payment of principal of which is indemnified by Mr. Sanford. The note is due on February 22, 2002.


 (6) Commitments and Contingencies

     The Company has incurred losses from operations and as of March 31, 1998, the Company had an accumulated deficit of $14.4 million and a consolidated working capital deficit of $1.4 million.

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

     In February 1993 the Company became aware that certain of the products produced by Houze may have contained concentrations of lead and cadmium at levels that might constitute hazardous waste. While after testing it was ascertained that the products then being produced by Houze were within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. The products produced prior to 1980 had been disposed of in a disposal site located on Houze's property. The Pennsylvania Department of Environmental Protection ("PDEP") and the Company agreed to a consent order on September 22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's original plan of remediation was increased during 1993 to $900,000 from $200,000, based on advice from its consultant. These costs were provided for in the Company's 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. On February 12, 1998, a final closure inspection was conducted by the PDEP. On February 23, 1998, the PDEP determined that the Company had satisfactorily complied with the requirements of the consent order, and the Company was released from any further obligation with respect to such consent order. As of December 31, 1997, the balance of the reserve in the amount of $775,000 was reversed into other income.

     In addition to the proceeding noted above, the Company is from time to time involved in other routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 (7) Acquisitions
     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock, of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company had the option to purchase at any time, or after 3 years was obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired is insignificant. The remaining 10 percent of the outstanding shares was acquired in March 1998 for $8,000.

     On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary Diamond Cap Company, Inc. (the "Sellers"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Sellers and their shareholders, was $1,100,000 consisting of $45,000 paid in cash and the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment occurring on October 1, 1997. On each adjustment date (October 1 and May 1) the interest rate is to be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements was and will continue to be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations is due and payable April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. Numo also entered into consulting agreements with the two shareholders of the Sellers for a term of one year pursuant to which Numo paid each of such consultants $225,000 on May 1, 1997.

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available (the "Financing Option"). The initial expiration date of the Financing Option is May 1, 1998.

     Numo continues the pre-existing business activities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. at the same premises in Mesquite, Texas for which it entered into a lease agreement with one of the Sellers for a term of
     7 years at an annual base rent of $76,000.   Numo's primary
     business activity is custom manufacturing, sewing and decorating of a variety of cloth and vinyl bags, pocket coolies and related accessories. Similarly to Houze Glass Corporation, Numo's sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade. The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $225,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

     On November 12, 1997, the Company became the sole owner of a newly formed Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company sold 25% of its ownership interest to an unaffiliated company, Cactus Enterprises, LLC. Houze West maintains its manufacturing operations in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West operates in the same business segment as the Company, primarily in the decoration of mugs and glassware, and will be a manufacturing and sales distribution center to the Company's customers in the western United States.



(8)  Subsequent Events

     In April 1997, the Company entered into certain financing agreements with Blind John in connection with the acquisition of certain assets and its assumption of certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary, Diamond Cap Company, Inc. On April 16, 1998, Blind John agreed to extend its option to receive shares of the Company's Common Stock to May 1, 1999 in lieu of receiving the loan origination fee, which the Company was obligated to pay Blind John pursuant to such financing arrangements.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of September 30, 1998; and other risk factors listed from time to time in the Company's quarterly reports.


Financial Condition and Liquidity


The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bore interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and Certificates of Deposit from the Company worth $100,000 in the aggregate, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the previous accounts receivable financing arrangement. On July 21, 1995, the revolving line of credit facility maturity was extended from December 31, 1995 to September 30, 1998 with a limit of $500,000. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.


In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 is payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000.

On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8 percent per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which a member of the Board of Directors is the principal owner. These loans are payable on demand.

During the three months ended March 31, 1998, the Company and BBP made short-term borrowings in the amount of $334,000 from various related and unrelated parties payable on demand with interest calculated at rates ranging from 8% to 12%, of which $284,000 was outstanding as of March 31, 1998.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, including payments of amounts, which may be expended for environmental remediation, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.


Results of Operations


The results of operations for the three months ended March 31, 1998 include the operations of two newly acquired subsidiaries, Numo and LMP since their respective dates of acquisition of April 30, 1997 and April 9, 1997, and the operations of a newly formed subsidiary, Bargain Building Products, LLC ("BBP") since its formation date of February 18, 1998.


Three Months Ended March 31, 1998 Compared with the Three Months
Ended March 31, 1997

Net sales increased $1.4 million in the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase was primarily attributable to the inclusion of the operations of Numo during the quarter ended March 31, 1998. Numo's sales during the three months ended March 31, 1998 were $1.4 million.

The increase in cost of sales and selling, general and administrative expenses for the three months ended March 31, 1998 compared to March 31, 1997 is also attributable to the inclusion of Numo, which were $.6 million and $.3 million, respectively.

Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Three Months ended
     March 31, 1998 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.




                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  December 06, 2000By:
/s/ John Sanford
                                            John Sanford
                                            President and
Principal Financial
                                            Officer

Exhibit 27.1

Financial Data Schedule for the Three Months Ended March 31, 1998
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1998
PERIOD-START                  JAN-01-1998
PERIOD-END                    MAR-31-1998
CASH                          $     502
SECURITIES                              0
RECEIVABLES                       1,459
ALLOWANCES                           133
INVENTORY                         1,195
CURRENT-ASSETS                    3,256
PP&E                              2,747
DEPRECIATION                      2,040
TOTAL-ASSETS                      4,259
CURRENT-LIABILITIES               4,614
BONDS                                   0
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (6,983)
TOTAL-LIABILITIES-AND-EQUITY      4,259
SALES                             2,440
TOTAL-REVENUES                    2,440
COGS                              1,934
TOTAL-COSTS                       2,559
OTHER-EXPENSES                         62
LOSS-PROVISION                          0
INTEREST-EXPENSE                       69
INCOME-PRETAX                       (181)
INCOME-TAX                               0
INCOME-CONTINUING                   (181)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                          (181)
EPS-BASIC                            (.05)
EPS-DILUTED                          (.05)