Form 10-Q
period 1998-06-30
WILSON BROTHERS USA INC
filed 2000-12-07
CIK 107469

4

This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1998

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

Commission file number     1-3329

                    WILSON BROTHERS USA, INC.
     (Exact name of registrant as specified in its charter)

           ILLINOIS                          36-1971260
(State o r other jurisdiction of          (I.R.S. Employee
incorporation or organization)          Identification No.)

    902 South Main Street
       Point Marion, PA                        15474
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:    (412) 725-
5231

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No   X

     There  were  3,321,039  shares of Common  Stock  ($1.00  par value) outstanding at July 31, 1998.
Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            June 30,   December 31,
                                              1998          1997

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   331       $    462
     Receivables, less allowance of $127,000 in 1998
       and $143,000 in 1997                  1,422        1,328
     Inventories                             1,168        1,053
     Prepaid consulting agreements               -          150
     Other                                     224           49
          Total current assets               3,145        3,042
Goodwill, less accumulated amortization        120           92
Non-compete agreements, less accumulated amortization       166
174
Properties, at cost less accumulated depreciation        706
706

                                           $ 4,137       $4,014
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   392       $  471
     Current portion of notes payable          307           85
     Accounts payable                        1,477        1,413
     Accrued salaries and other employee costs           101
     254
     Accrued interest due affiliates           554          524
     Accrued interest due others               101          124
     Due to affiliates                       1,111        1,142
     Other current liabilities                 385          395
          Total current liabilities          4,428        4,408

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,319        1,225
Other liabilities                              616          616
                                             3,191        3,097
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                          10            -
     Minimum pension liability                   -            -
     Accumulated deficit                    (14,277)     (14,276)
          Total stockholders' deficit       (3,482)      (3,491)
                                            $4,137       $4,014
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                             For the Three Months For the Six Months
                               Ended June 30,       Ended June 30,
                                1998     1997      1998    1997
                            (In thousands except per share amounts)

Net sales                      $3,153   $2,370    $5,593 $3,387

Cost of sales                   2,452    1,833    4,386   2,703
Selling, general and administrative expenses      612    528   1
,237                              882
                                3,064    2,361    5,623   3,585

Income (loss) from operations      89        9     (30)   (198)

Other expense (income):
   Interest expense - affiliates        28        26     60
51
   Interest expense                46       47       83      57
   Other, net                   (164)    (510)    (172)   (528)
                                 (90)    (437)     (29)   (420)
      Income (loss) from operations before
        provision for income taxes      179       446    (1)
222

Provision for income taxes          -        -        -       -

      Net income (loss)           179      446      (1)     222

Accumulated deficit - beginning         (14,456)  (14,997)     (
14,276)                        (14,773)

Accumulated deficit - ending   $(14,277)     $    (14,551)   $(
14,277)                             $   (14,551)

Income (loss) per share
   Basic                        $0.05   $ 0.13    $   -  $ 0.07
   Diluted                      $0.04   $ 0.09    $   -  $ 0.05



See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  For the Six Months
                                     Ended June 30,
                             1998               1997
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    (1) $           222
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Reserve valuation on notes payable   -    (490)
   Depreciation and amortization       63       43
   Decrease (increase) in receivables, net    (94)     193
   Decrease (increase) in inventories(115)   (372)
   Decrease (increase) in other current assets(25)   (468)
   Increase (decrease) in accounts payable      64     935
   Increase (decrease) in accrued salaries and
      other current liabilities      (156)      15
   Due from affiliates               (31)        -
   Net cash used in operating activities     (295)         (397)
Cash flows used in investing activities:
   Capital expenditures              (54)      (9)
   Acquisition businesses and intangibles     (30)        (1,089)
   Net cash used in investing activities     (84)  (1,098)
Cash flows from financing activities:
   Proceeds from long-term debt       317      980
   Minority interest capital contribution       10             -
   Increase in short-term borrowings (79)      258
   Net cash provided by financing activities   248
1,238
Net increase (decrease) in cash and equivalents      (131)
218
Cash and equivalents at beginning of period    462           170
Cash and equivalents at end of period   $    331 $     388

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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of June 30, 1998, the Company had four wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze"), Bargain Building Products, LLC ("BBP") and LM Plastics, Inc. ("LMP") and a 75 percent
     ownership interest in Houze West LLC ("Houze West").   The
     Company had discontinued substantially all of the operations
     of LMP as of December 31, 1997.   Numo and Houze operate in
     the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts
     of  the  Company  and its majority-owned subsidiaries.   All
     significant intercompany items and transactions have been eliminated in consolidation.

     Income (loss) per Share

              Income per share has been calculated using weighted average number of outstanding shares of common stock of 4,809,458, which includes 1,348,338 shares assuming the conversion of the principal and accrued interest on the Convertible Note referred to in Note 5, and 140,081 shares issued pursuant to the loan origination fee agreement referred to in Note 5. Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each year), since the inclusion of common stock equivalents (shares issuable as referred to in Note 5) would be antidilutive.

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

 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:



                                     June 30,     December 31,
                                        1998        1997

                                                     (In
     thousands)

     Raw materials                    $ 1,063      $ 968
     Work in process                          10      18
     Finished goods                       95          67
                                      $1,168       $1,053





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

 (5) Notes Payable to Affiliates and Others

     John H. Sanford, Walter Carucci, the Carucci Family Partners, Marshall C. Sanford, Jr. and others hold interest in an outstanding convertible note of the Company as of for an aggregate amount of $1,500,000 bears interest at the prime rate and are convertible to an aggregate of 956,937 shares of the Company's Common Stock (the "Convertible Note"). These security holders also hold interest in certain accounts receivable in the Company in the aggregate amount of $1,230,000. In December 1994, Warren B. Kanders made a gift of his 25% interest in the Convertible Note, equal to 239,234 shares of the Company's Common Stock upon conversion, and his interests in the Accounts Receivable to the Choate Rosemary Hall Foundation, Inc. (the "Choate Foundation"). On April 18, 1995, John H. Sanford, the Company's then Vice President and Chief Financial Officer, acquired a $362,500 interest, equal to 231,260 shares upon conversion and a $297,250 interest in the Accounts Receivable. As a result, Mr. Sanford was deemed the beneficial owner of 231,260 shares issuable to him upon his election to convert his interest in the Convertible Note as of April 18, 1995. On April 21, 1996, Mr. Bruce Paparella, the Company's President, Chief Executive Officer and a Director died from cancer. On September 6, 1996, in a private transaction, the Estate of Mr. Paparella sold to Mr. Sanford a 37.5% interest in the Convertible Note in the principal sum of $562,500, which is convertible into 358,852 shares of the Company's Common Stock, and a $461,250 interest in the Accounts Receivable. On November 22, 1996, in a private transaction, Mr. Sanford made gifts to a non-affiliated person of $56,250 principal amount and accrued interest of the Convertible Note, which is convertible into 35,886 shares of the Company's Common Stock.


     As of the beginning of 1997, Mr. Sanford, the Choate Foundation, and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of the Convertible Note and the Accounts Receivable in the amount of $1,230,000. On February 13, 1997, in a private transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible
     Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) its $307,500 interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership")
           in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock,
     consisting of (i) $200,000 of the Convertible Note
     convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common Stock owned
     by the Partnership.   As a result of the above transactions,
     as of June 30, 1998, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,544,653 shares of the Company's Common Stock, constituting approximately 49.6 percent of the Company's outstanding Common Stock. As of June 30, 1998, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common Stock.

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



 (6) Commitments and Contingencies

     The Company has incurred losses from operations and as of June 30, 1998, the Company had an accumulated deficit of $14.2 million and a consolidated working capital deficit of $1.3 million.

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


     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available (the "Financing Option"). The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998, the Company and Blind John agreed to extend the exercise period to May 1, 1999.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 were being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $225,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

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

(8)  Subsequent Events

     On September 30, 1998 the Company's revolving line of credit with a limit of $500,000 matured. Upon maturity, the Company executed a revolving line of credit facility with a different bank for the lessor of $750,000 or the sum of 80% of eligible accounts plus 100% of cash collateral, as defined in the agreement. This revolving line of credit facility's initial maturity was March 31, 1999. Upon Maturity an additional one-year renewal was obtained.


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


In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available. The Company advanced the full amount of the proceeds of such loan to Numo.
In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000. The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998, the Company and Blind John agreed to extend the exercise period to May 1, 1999.

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


Results of Operations


The results of operations for the six months ended June 30, 1998 include the operations of two newly acquired subsidiaries, Numo and LMP since their respective dates of acquisition of April 30, 1997 and April 9, 1997, and the operations of a newly formed subsidiary, Bargain Building Products, LLC ("BBP") since its formation date of February 18, 1998.


Three Months Ended June 30, 1998 Compared with the Three Months
Ended June 30, 1997

Net sales increased $.7 million in the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. The increase was primarily attributable to the inclusion of the operations of Numo during the quarter ended June 30, 1998. Numo's sales during the three months ended June 30, 1998 were $1.3 million.
The increase in cost of sales and selling, general and administrative expenses for the three months ended June 30, 1998 compared to the three months ended March 31, 1997 is also attributable to the inclusion of Numo.
Other income for the three months ended June 30, 1997 includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997.


Six Months Ended June 30, 1998 Compared with the Six Months Ended
June 30, 1997

Net sales increased by $2.2 million in the six months ended June 30, 1998 as compared to the six months ended June 30, 1998. The increase was primarily attributable to the inclusion of the operations of Numo during the six months ended June 30, 1998. Numo's sales during the six months ended June 30, 1998 were $2.0 million.

The increase in cost of sales and selling, general and administrative expenses for the six months ended June 30, 1998 compared to the six months ended June 30, 1998t is also attributable to the inclusion of Numo.
Other income for the six months ended June 30, 1997 includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997.

Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Six Months ended June
     30, 1998 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the six months ended June 30, 1998.




                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  December 06 , 2000By:
/s/ John Sanford
                                            John Sanford
                                            President and
Principal Financial
                                            Officer


 Exhibit 27.1

 Financial Data Schedule for the Six Months Ended June 30, 1998
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1998
PERIOD-START                  APR-01-1998
PERIOD-END                    JUN-30-1998
CASH                          $     331
SECURITIES                              0
RECEIVABLES                       1,549
ALLOWANCES                           127
INVENTORY                         1,168
CURRENT-ASSETS                    3,145
PP&E                              2,773
DEPRECIATION                      2,067
TOTAL-ASSETS                      4,137
CURRENT-LIABILITIES               4,428
BONDS                                   0
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (6,803)
TOTAL-LIABILITIES-AND-EQUITY      4,137
SALES                             3,153
TOTAL-REVENUES                    3,153
COGS                              2,452
TOTAL-COSTS                       3,064
OTHER-EXPENSES                       (90)
LOSS-PROVISION                          0
INTEREST-EXPENSE                      74
INCOME-PRETAX                       179
INCOME-TAX                              0
INCOME-CONTINUING                   179
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                          179
EPS-BASIC                            .05
EPS-DILUTED                          .04