Form 10-Q
period 1998-09-30
WILSON BROTHERS USA INC
filed 2000-12-07
CIK 107469

4
This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1998

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at October 31, 1998.
Part I. Financial Information, Item 1.  Financial Statements

           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              1998          1997

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $    341      $  462
     Receivables, less allowance of $125,000 in 1998
       and $143,000 in 1997                  1,590        1,328
     Inventories                             1,272        1,053
     Prepaid consulting agreements               -          150
     Other                                     195           49
          Total current assets               3,398        3,042
Goodwill, less accumulated amortization        117           92
Non-compete agreements, less accumulated amortization       166
174
Properties, at cost less accumulated depreciation        707
706

                                           $ 4,388       $4,014
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   431       $  471
     Current portion of notes payable          222           85
     Accounts payable                        1,783        1,413
     Accrued salaries and other employee costs           141
     254
     Accrued interest due affiliates           586          524
     Accrued interest due others               101          124
     Due to affiliates                       1,111        1,142
     Other current liabilities                 389          395
          Total current liabilities          4,764        4,408

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,299        1,225
Other liabilities                              616          616
                                             3,171        3,097
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                          10            -
     Minimum pension liability                   -            -
     Accumulated deficit                    (14,342)     (14,276)
          Total stockholders' deficit       (3,547)      (3,491)
                                            $4,388       $4,014
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                             For the Three MonthsFor the Nine Months
                             Ended September 30, Ended September 30,
                                1998     1997        1998  1997
                            (In thousands except per share amounts)

Net sales                      $2,896   $2,299    $8,489 $5,686

Cost of sales                   2,533    1,829    6,919   4,532
Selling, general and administrative expenses      486    612   1
,723                            1,494
                                3,019    2,441    8,642   6,026

Income (loss) from operations   (123)    (142)    (153)   (340)

Other expense (income):
   Interest expense - affiliates        42        38     86
89
   Interest expense                26      (4)      125      53
   Other, net                   (126)     (24)    (298)   (552)
                                 (58)       10     (87)   (410)
      Income (loss) from operations before
        provision for income taxes      (65)      (152)  (66)
70

Provision for income taxes          -        -        -       -

      Net income (loss)          (65)    (152)     (66)      70

Accumulated deficit - beginning         (14,277)  (14,551)     (
14,276)                        (14,773)

Accumulated deficit - ending   $(14,342)     $    (14,703)  $(1
4,342)                              $   (14,703)

Income (loss) per share
   Basic                        $(0.02) $(0.05)   $(0.02)     $
0.02
   Diluted                      $(0.02) $(0.05)   $(0.02)     $
0.01



See accompanying notes to consolidated financial statements.














           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Nine Months
                                   Ended September 30,
                             1998               1997
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    (66)$            70
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       92       77
   Decrease (increase) in receivables, net   (262)     275
   Decrease (increase) in inventories(219)   (350)
   Decrease (increase) in other current assets   4   (317)
   Increase (decrease) in accounts payable     370     258
   Increase (decrease) in accrued salaries and
      other current liabilities      (80)       27
   Due from affiliates               (31)       74
   Net cash used in operating activities     (192)           114
Cash flows used in investing activities:
   Capital expenditures              (84)      (30
   Acquisition businesses and intangibles     (26)        (1,089)
   Net cash used in investing activities     (110)        (1,119)
Cash flows from financing activities:
   Repayment of long-term debt          -     (28)
   Proceeds from long-term debt       211    1,052
   Minority interest capital contribution       10             -
   Increase (decrease) in short-term borrowings       (40)
228
   Net cash provided by financing activities   181
1,252
Net increase (decrease) in cash and equivalents      (121)
247
Cash and equivalents at beginning of period    462           170
Cash and equivalents at end of period   $    341 $     417

See accompanying notes to consolidated financial statement



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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of September 30, 1998, the Company had four wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze"), Bargain Building Products, LLC ("BBP") and LM Plastics, Inc. ("LMP") and a 75 percent
     ownership interest in Houze West LLC ("Houze West").   The
     Company had discontinued substantially all of the operations
     of LMP as of December 31, 1997.   Numo and Houze operate in
     the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.

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

 (3) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                  September 30,     December
31,
                                        1998        1997

                                                        (In
     thousands)

     Raw materials                    $ 1,055      $ 968
     Work in process                          20      18
     Finished goods                       93          67
                                      $1,168       $1,053



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

     On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which expires on March 31, 1999 and has a limit in the amount of $750,000. This line of credit replaced the former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 31, 1999. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

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

     As of the beginning of 1997, Mr. Sanford, the Choate
     Foundation, and Mr. Walter Carucci, a private investor,
     owned 57.92%, 25.0% and 13.33%, respectively, of the
     Convertible Note and the Accounts Receivable in the amount of $1,230,000.  On February 13, 1997, in a private
     transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible
     Note, which is convertible into 239,234 shares of the
     Company's Common Stock, and (ii) its $307,500 interest in
     the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and
          Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for
     an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible
     Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership") in which Mr. Walter P. Carucci is a general partner, for
     $55,222.  As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock,
     consisting of (i) $200,000 of the Convertible Note
     convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible
     Note convertible into 119,617 shares of Common Stock owned
     by the Partnership.   As a result of the above transactions,
     as of September 30, 1998, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,544,653 shares of the Company's
     Common Stock, constituting approximately 49.6 percent of the Company's outstanding Common Stock. As of September 30,
     1998, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common
     Stock.

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


 (6) Commitments and Contingencies

     The Company has incurred losses from operations and as of September 30, 1998, the Company had an accumulated deficit of $14.3 million and a consolidated working capital deficit of $1.4 million.

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

(8)  Subsequent Events

     On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which expires on March 31, 1999 and has a limit in the amount of $750,000. This line of credit replaced the former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 31, 1999. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

     In addition to the line of credit, LMP and Houze West operate in the same business segment as the Company, primarily in the decoration of mugs, glassware, and plastics. By December 31, 1998 the company transferred all of the operations of LMP and Houze West to Houze.



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

On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bore interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and Certificate of Deposit from the Company worth $100,000 in the aggregate, and are guaranteed by the Company and Mr. Sanford, the Company's Chief Executive Officer. On March 11, 1994, Houze was advanced $160,000 of the revolving line of credit and used the proceeds to repay the then outstanding borrowings under the previous accounts receivable financing arrangement. On July 21, 1995, the revolving line of credit facility maturity was extended from December 31, 1995 to September 30, 1998 with a limit of $500,000. On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which expires on March 31, 1999 and has a limit in the amount of $750,000. This line of credit replaced the former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 31, 1999. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.


In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 1% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000. The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998, the Company and Blind John agreed to extend the exercise period to May 1, 1999

On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8 percent per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which a member of the Board of Directors is the principal owner. These loans are payable on demand.

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


Results of Operations


The results of operations for the three and nine months ended September 30, 1998 and 1997 include the operations of two newly acquired subsidiaries, Numo and LMP since their respective dates of acquisition of April 30, 1997 and April 9, 1997, and the operations of a newly formed subsidiary, Bargain Building Products, LLC ("BBP") since its formation date of February 18, 1998.


Three Months September 30, 1998 Compared with the Three Months
Ended September 30, 1997

Net sales increased $.5 million in the three months ended
September 30, 1998 as compared to the three months ended
September 30, 1997. The increase was primarily attributable to increased sales of pocket coolies by Numo during the period.

The increase in cost of sales and selling, general and administrative expenses for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 is also attributable to the increased sales of pocket coolies by Numo.


Nine Months Ended September 30, 1998 Compared with the Nine
Months Ended September 30, 1997

Net sales increased $2.8 million in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase was primarily attributable to the inclusion of Numo's sales for the nine months ended September 30, 1998 versus the inclusion of Numo's sales for the five months ended September 31, 1997. In addition, Numo had increase sales of pocket coolies during the nine months ended September 30, 1998 over the 5 months ended September 30, 1997.
The increase in cost of sales and selling, general and administrative expenses for the three months ended September 30, 1998 compared to the nine months ended September 30, 1997 is also attributable to the increased sales of pocket coolies by Numo, as well as the inclusion of Numo's operations for the nine months ended September 30, 1998 versus the five months ended September 30, 1997.
Other income for the nine months ended September 30, 1997 includes the reversal of a $490,000 note valuation reserve provision resulting from the collection of such principal amount and interest thereon in July 1997.
Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Nine Months ended
     September 30, 1998 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the nine months ended September 30, 1998.





                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  December 06, 2000By:
/s/ John Sanford
                                            John Sanford
                                            President and
Principal Financial
                                            Office


Exhibit 27.1

 Financial Data Schedule for the Nine Months Ended September 30,
                              1998
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1998
PERIOD-START                  JUL-01-1998
PERIOD-END                    SEP-30-1998
CASH                          $     341
SECURITIES                              0
RECEIVABLES                       1,715
ALLOWANCES                           125
INVENTORY                         1,272
CURRENT-ASSETS                    3,398
PP&E                              2,802
DEPRECIATION                      2,095
TOTAL-ASSETS                      4,388
CURRENT-LIABILITIES               4,764
BONDS                                   0
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (6,868)
TOTAL-LIABILITIES-AND-EQUITY      4,388
SALES                             2,896
TOTAL-REVENUES                    2,896
COGS                              2,533
TOTAL-COSTS                       3,019
OTHER-EXPENSES                       (58)
LOSS-PROVISION                          0
INTEREST-EXPENSE                       68
INCOME-PRETAX                        (65)
INCOME-TAX                               0
INCOME-CONTINUING                    (65)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                           (65)
EPS-BASIC                           (.02)
EPS-DILUTED                         (.02)