Form 10-K
period 1998-12-31
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission file number 1-3329

WILSON BROTHERS USA, INC.
(Exact name of registrant as specified in its charter)

           Illinois                                36-1971260
             (State of incorporation)
(I.R.S. Employer Identification Number)

   125 King Street, Ste 204
   Charleston, SC                                      29401
(Address of principal executive office)                  (Zip
Code)

Registrant's telephone number, including area code:  (843) 723-
8684

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes *          No *

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. *

     There is presently no trading market for the registrant's common stock. As of December 31, 1998, there were 3,321,039 shares of the registrant's common stock, $1.00 par value per share, outstanding


WILSON BROTHERS USA, INC.

Form 10-K Annual Report

INDEX
Page



PART I
     Item 1. Business    3
     Item 2. Properties  7
     Item 3. Legal Proceedings     7
     Item 4. Submission of Matters to a Vote of Security Holders 7

PART II
     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters 8
     Item 6. Selected Financial Data    9
     Item 7. Management's Discussion and Analysis of Financial Condition and Results
          of Operations  10
     Item 7A. Quantitative and Qualitative Disclosure About Market
Risk 12
     Item 8. Financial Statements and Supplementary Data    13
     Item 9. Changes in and Disagreements with Accountants on
Accounting and
          Financial Disclosure     35

PART III
     Item 10. Directors and Executive Officers of the Registrant
35
     Item 11. Executive Compensation    36
     Item 12. Security Ownership of Certain Beneficial Owners and
Management     37
     Item 13. Certain Relationships and Related Transactions
37

PART IV
     Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K    39



PART I

Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or "target" or the negative thereof or other variations thereof or comparable terminology.

     We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new products, competition, the Company's ability to meet its cash requirements, dependence on key personnel, and other risk factors described elsewhere in this report.

Item 1.   Business.

General Development of Business

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of December 31, 1998, the Company had four wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc.
("Numo"), Houze Glass Corporation ("Houze"), LM Plastics, Inc. ("LMP") and Bargain Building Products, LLC
("BBP") and the Company held a 75% ownership interest in Houze West LLC ("Houze West"). The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in the sale of surplus building supplies. The Company's principal executive offices are located at 125 King
Street, Suite 204, Charleston, SC 29401.

The LMP Acquisition

On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90% ownership interest, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by John H. Sanford, the Company's President, to
G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company had the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10% outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20% for each month after April 9, 1997. During 1998, the Company purchased the remaining 10% interest for $8,000. In 1998, LMP's operations were transferred to Houze.

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

In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner
(the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available (the "Financing Option"). The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998 the Company and Blind John agreed to extend the exercise period to May 1, 1999.

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

Acquisition of Houze West

On November 12, 1997, the Company formed a new Nevada limited-liability company, Houze West, LLC
("Houze West"). In January 1998, the Company sold a 25% interest to an unaffiliated company, Cactus Enterprises, LLC for $23,821. House West maintained its manufacturing operations in Henderson, Nevada, where it entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West operated in the same business segment as the Company, primarily in the decoration of mugs and glassware, and was a manufacturing and sales distribution center to the Company's customers in the western United States. The
Company made an initial capital contribution to Houze West in the amount of $36,000. This capital contribution was accounted for using the equity method of accounting. During 1998, the Houze West Nevada location was shut down and the operations were transferred to Houze. The Company plans to dissolve Houze West.

Bargain Building Products, LLC Transactions

On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed
$140,000, including $60,000 from Combahee Partners, L.P., and $40,000 from Counter Culture Coffee, a wholesale coffee company of which Brett R. Smith, a member of the Company's Board of Directors is the principal owner.
These loans are payable on demand.

On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc.
("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. The Company plans to dissolve the operations of BBP and transfer its interests in BBP, Inc. to the Company.

Industry Segments

The Company presently operates primarily in one business segment.

Business

The Company is a holding company whose significant business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc., Houze Glass Company, LM Plastics, Inc., and its 75% owned subsidiary Houze West LLC. LMP and Houze West operations are substantially discontinued. All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 1998, the Company also had a 100% interest in Bargain Building
Products, LLC, which operates in the building products business.

     As of December 31, 1998, the Company had approximately 235 employees of which 39 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint
Glass Workers Union under a contract, which expires in April 2003. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility initially arranged with Integra Bank/South on March 4, 1994 and extended on various dates through maturity on March 31, 2001. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 1998.

For purposes of this discussion, the Company's business and principal operating segment is the decoration of glass, ceramic and plastic items, cloth and vinyl bags and foam products, which represented 95% of the Company's sales and total assets in 1998, 100% of the Company's sales and total assets in 1997 and 100% of the Company's sales and total assets in 1996. Sales are made through sales representatives and are generally for the advertising specialties, premiums, souvenirs and retail trade.
The Company's business is highly competitive.
Custom imprinted items generally lend more exposure per advertising dollar to customers because of their frequency of use in the business atmosphere. From time to time, the Company also obtains special contract orders. Such special contract orders do not necessarily occur each year and there were no significant contract orders in 1996, 1997 or 1998. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources.
Competing with the Company in the specialty advertising products business are companies such as Norwood
Promotional Products and Bemrose USA that are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can compete in the advertising specialty market.

Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverage ware, visor style caps, Igloor plastic products, and vinyl and cloth beverage coolers, bags, and notepads. Additionally the Company has expanded its traditional decorating processes that principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include, direct embroidery for bags and caps, debossing and hot stamping for vinyl products, and up to four color process sublimation for selected ceramic and steel mugs, tote bags, mouse pads, foam beverage ware and ceramic tiles and magnets. During the year ended December 31, 1998, sales from glass and ceramic beverage ware were $5.4 million, from plastic products were $.3 million, from foam products were $1.3 million, from vinyl and cloth products were $4.8 million and from miscellaneous sales were $.4 million.

The Company incorporates the use of "special effects" processes in certain of its decorating applications.
The "magic" process is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect, making images appear and/or disappear when a hot or cold beverage is added. The Company offers the "magic" process as an option for most ceramic and glass beverage ware. This process is now available through other manufacturers in the United States. Consequently, competition in this market area is increasing to some extent. Other "special effects" processes include the use of iridescent colors, and "see-vue" decorating, which enables a message or decorative imprint to be seen on the inside of a glassware product through the design of a clear opening on the opposite side of the glass.

The Company purchases much of its raw material supplies of ceramic, glass and foam items from six principal suppliers. Management believes that such raw materials are readily available from other sources at competitive prices.

The Company enters into licensing agreements with customers who permit it to imprint specific logos or designs directly on products.

Certain of the Company's inventory, such as ceramic mugs must be imported, and therefore, the Company is required to maintain inventories in those items to cover needs for 45 - 60 days at a minimum. If a shortfall occurs, inventory is supplemented with items purchased from distributors located in the United States. Because of the Company's method of distribution, it is not dependent on any single customer. The Company's subsidiaries are members of the Advertising Specialty Institute and are suppliers to the advertising industry. The Company maintains a nationwide distribution network through over 17,000 distributors offering its products. The Company does not offer extended payment terms to customers.

As an advertising specialty supplier, no material portion of the Company's business is affected by renegotiation of profits or termination of contracts at the election of any governmental agency.

Except as described below, to date, the Company has not been required to make significant capital expenditures in order to meet current environmental standards.
The Company does not anticipate that present environmental regulations will materially affect its capital expenditures, earnings or competitive position.

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


Subsequent Events

On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc.
("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction.

In June of 1999, Frank J. Zanin, Jr. took over as Chief Financial
Officer of the Company.

Effective as of March 1, 2000, the Board of Directors appointed
Mr. Frank J. Zanin, Jr., the Company's then
Chief Financial Officer, as Chief Executive Officer, Chief
Financial Officer and Secretary of the Company. Mr.
Zanin has been running the day-to-day business of the Company since his appointment as Chief Executive Officer.

Item 2.   Properties.

Operations of Houze occupy a facility it owns in Point Marion, Pennsylvania that has approximately
175,000 square feet of manufacturing and office space on a 16-acre site. The operations of Numo occupy a facility in Mesquite, Texas under a lease agreement, which has approximately 35,000 square feet of manufacturing and office space on a 9-acre site. Such facilities are substantially utilized. The operations of Houze West are in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Such facilities are not occupied by Houze West, and are subleased. The term of the lease expires on April 30, 2003. The operations of BBP occupy two facilities, a warehouse facility in Gainesville, Texas, where it leases approximately 52,000 square feet, of which approximately 12,000 square feet are utilized and a warehouse facility in Morgantown, West Virginia, where it leases approximately 60,000 square feet, of which approximately 39,000 square feet are utilized.
The Company believes that its facilities are adequate for its operations and that suitable additional facilities will be available when needed.

Item 3.  Legal Proceedings.

     While the Company is not currently engaged in litigation, it is from time to time involved in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.


PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.


On September 14, 1993, the Company's common stock was delisted from the Pacific Stock Exchange for failure to comply with minimum listing criteria. Since that time the Company's common stock has been traded over the counter through National Quotation Bureau's "pink sheets". Since December 12, 1993, the "pink sheets" have listed no bid for the Company's common stock. As a result, there is no current established public trading market for the Company's common stock.


As of December 31, 1996, there were 3,027 record holders of the Company's common stock. Effective
March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Harris will not release the Company's records and stock certificate inventory for further processing until the Company pays Harris for all past due fees plus reimbursement of reasonable expenses. The Company is not aware of any transactions regarding its common stock, or changes in ownership during the year ended December 31, 1998.

The Company did not declare or pay any cash dividends during the past two years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. No dividends were permitted to be paid by the Company in 1997 or 1998 pursuant to these restrictions. The Company has no present plans for the payment of any dividends.

     Recent Issuance of Unregistered Securities

     Not applicable.




Item 6.   Selected Financial Data.
(In 000's)

For the Year   1998 1997 1996 1995 1994

Net sales $    11,510    $    8,379     $    5,715     $    5,041
$    5,495

Operating profit (loss)  $    (277)     $    (613)     $    14   $
(517)     $    (652)

Income (loss) from
     continuing operations    $    (290)     $    497  $    (58) $
(602)     $    (588)

Loss from discontinued
     operations, net of tax (1)    $    -    $    -    $    -    $
-    $     (161)

Net income (loss)   $    (290)     $    497  $    (58) $    (602)
$    (749)

Earnings (loss) per common and
     equivalent share:
          Continuing operations         $(0.09)   $0.15
$(0.02)   $    (0.18)    $    (0.18)
          Discontinued operations       -              -
-              -              (0.05)
          Basic          $(0.09)   $0.15          $(0.02)   $
(0.18)    $    (0.23)
          Diluted        $(0.09)   $0.13     $(0.02)   $    (0.18)
$    (0.23)

Shares used in computing
     Earnings (loss) per common and
     equivalent share
          Basic          3,321          3,321          3,321
3,321          3,321
          Diluted (2)         3,321          4,809          3,321
3,321          3,321

Cash dividend per share  $    -    $    -    $    -    $    -    $
-


At Year-End

Total assets   $    4,197     $    4,014     $    1,998     $
2,095     $    2,655

Long-term debt $    886  $    981  $    -    $    -    $    -

Note payable to majority
   owners $    1,500     $    1,500     $    1,500     $    1,500
$    1,500






(1) Restated to reflect the operations of Northern Engineering
Corporation as discontinued.
(2) Includes 1,348,338 shares assuming the conversion principal and accrued interest of the Convertible Notes, and 140,081 shares issued pursuant to a loan origination fee agreement in 1997.


Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

Trends

The Company continues to face significant competition, particularly in its core business, which consists principally of the decoration of items, which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of whom are larger companies with far greater resources, the Company instituted price reductions for large orders and has increased its marketing efforts to retail distributors and holders of licensed products. Additionally, the Company has made significant improvements to its customer service areas in response to the higher level of service demanded by its customers.

Liquidity and Capital Resources

The Company's consolidated cash and cash equivalents were $147,000 at December 31, 1998 compared to $462,000 at December 31, 1997, a $315,000 or 68% decrease. During this period, cash and cash equivalents
decreased primarily due to the repayment of notes related to the acquisition of Numo.

Capital expenditures of the Company were $159,000 and $69,000 in 1998 and 1997, respectively. The
Company does not anticipate any material capital expenditures in 1999.

Houze holds a line of credit in the amount of $1,050,000 that expires March 31, 2001. This line of credit was increased from $500,000 and extended from a September 30, 1998 maturity date on April 20, 2000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on security of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. A failure by Houze to renegotiate such credit facility beyond March 31, 2001 would have a material adverse effect on the Company.

     As of December 31, 1998, the Company had notes payable to majority owners in the aggregate of $1,500,000 that bore interest at the prime rate and are convertible to 956,937 shares of the Company's common stock (the "Convertible Notes"). These notes payable originated in 1982. The Company also has amounts due to affiliates of $1,076,000 each year relating to an assignment of unpaid amounts owed by the Company to former controlling shareholders.

At the beginning of 1997, approximately 49.52% of the Company's common stock was beneficially owned by Mr. John H. Sanford, the Company's President, Chief Financial Officer and Director. Also as of the beginning of 1997, Mr. Sanford, Choate Rosemary Hall Foundation, Inc. (the "Choate Foundation"), and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of a $1,500,000 note payable by the Company which bears interest at the prime rate (the "Convertible Note") and certain accounts receivable of the Company in the amount of $1,230,000 (the "Accounts Receivable"). At that time the principal of the Convertible Note was convertible into 956,937 shares of the Company's common stock. On February 13, 1997, the Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement Choate Foundation's interest in the principal amount of the Convertible Note and its interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997 pursuant to separate Note and Accounts Receivable Purchase Agreements Mr.
Sanford sold $375,000 of his principal interest (plus accrued interest) in the Convertible Note and $307,500 of the Accounts Receivable for an aggregate amount of $113,227. Of these amounts sold by Mr. Sanford, $187,000 of the principal amount and accrued interest on the Convertible Note and a 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners (the "Partnership"), a company in which Mr. Walter P. Carucci is a general partner.

The Company compensated Mr. Sanford $12,000 for management services for the year ended December
31, 1997, all of which has been deferred. Mr. Sanford's annual compensation for 1998 was $55,000.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining and renewing it's financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

Recent Acquisitions

On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc.") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction.

Environmental Matters

As described previously, in February 1993 the Company became aware that certain of the products produced by Houze prior to 1980 had unacceptable levels of lead and cadmium. The products produced prior to 1980 had been disposed of in a disposal site located on Houze's property. PDEP and the Company agreed to a consent order on September 22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's plan of remediation in 1993 was $900,000, which was provided for in the Company's 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. Following determination by the PDEP in February 1998 that the Company had satisfactorily complied with the requirements of the consent order, the balance of the reserve in the amount of $775,000 was reversed into other income as of December 31, 1997.

Inflation and Changing Prices

Management believes that inflation did not have a significant effect on the results of operations during the last three years.

Results of Operations

1998 Compared with 1997

Net sales increased $3.1 million or 37% to $11.5 million in 1998 from $8.4 million in 1997. Of this increase, $1.7 million was attributable to the inclusion of 12 months of operations of Numo for 1998 versus 8 months for 1997. Numo's sales increased $2.0 million or 87% to $4.3 million in 1998 from $2.3 million in 1997.
This increase was primarily attributable to the sales of its pocket coolie product, of which Numo sold 1.9 million units in 1998 compared to 0.1 million in 1997. BBP and Houze West had sales during 1998 of $.6 million and $.3 million, respectively. Sales by Houze increased $0.4 million or 7% to $6.4 million in 1998 from $6.0 million in 1997. Gross profit as a ratio to sales decreased to 20% in 1998 from 22% in 1997 due to lower gross profit margins on sales of Houze and BBP.

Selling, general and administrative expenses increased to $2.6 million in 1998 from $2.4 million in 1997, most of which was attributable to the inclusion of 12 months of operations for Numo, plus the new activities of BBP and House West.

1997 Compared with 1996

Net sales increased $2.7 million or 47% to $8.4 million in 1997 from $5.7 million in 1996. Of this increase, $2.3 million was attributable to 8 months of operations of Numo, the balance was due to increased sales of Houze. Gross profit as a ratio of sales decreased to 22% in 1997 from 24% in 1996 due to lower gross profit margins on sales of Numo.
Selling, general and administrative expenses increased to $2.4 million in 1997 from $1.4 million, of which $.5 million was attributable to 8 months of operations of Numo. Other income in 1997 includes $490,000 in collection of notes receivable and reversal of related reserves relating to certain property sold by Northern in 1993, and the reversal of $775,000 of environmental reserves of Houze resulting from favorable compliance and resolution of a consent order and agreement.


Item 7A. Quantitative and Qualitative Disclosure About Market
Risk.

     Not applicable



Item 8.   Financial Statements and Supplementary Data Index.

Reports of Independent Public Accountants    14,15

Consolidated Financial Statements:

     Consolidated Balance Sheets - December 31, 1998 and 1997
16

     Consolidated Statements of Operations and Accumulated Deficit
-

Three years ended December 31, 1998     17

     Consolidated Statements of Cash Flows - Three years ended
December 31, 1998   18

Notes to Consolidated Financial Statements   19

Financial Statement Schedules: Schedules included are set forth in Item 14.


PRATT-THOMAS, GUMB & CO., P.A.
CERTIFIED PUBLIC ACCOUNTANTS
P.O. BOX 973?1 CORDES STREET
CHARLESTON, SOUTH CAROLINA 29402
(843) 722-6443
(843) 723-2647 FAX
E-MAIL:  cpa@p-tg.com
www.prattthomasgumb.com
BARRY D. GUMB
MEMBERS
HAROLD R. PRATT-THOMAS, JR.
AMERICAN INSTITUTE OF CPAS
LYNNE LORING KERRISON
THE AICPA ALLIANCE FOR CPA FIRMS
ROY STRICKLAND
S.C. ASSOCIATION OF CPAS
PATRICIA B. WILSON
RUDOLPH S. THOMAS




To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheet of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1998 and the related consolidated statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and subsidiaries as of December 31,
1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14. (A) 2. is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
June 15, 2000


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheet of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1997 and the related consolidated statements of operations and accumulated deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements, and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and subsidiaries as of December 31,
1997, and the results of their operations and their cash flows for each of the two years in the period ended December
31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(A)2. is presented for purposes of complying with the Securities and Exchange
Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. The schedule does not include any adjustments that might result from the outcome of the uncertainty regarding the Company discussed above.




Arthur Andersen LLP


Roseland, New Jersey
April 29, 1998


WILSON BROTHERS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997








ASSETS





(In thousands)





1998

1997
Current Assets







  Cash and cash equivalents




 $               147

 $               462
  Accounts receivable, less allowance for doubtful accounts





     of $146 in 1998 and $143 in 1997




               1,593

               1,328
  Inventories




               1,452

               1,053
  Prepaid consulting agreements




                    -

                  150
  Other




                    35

                    49
        Total Current Assets




               3,227

               3,042








Goodwill, less accumulated amortization of $10 in 1998 and $14 in
1997


                  116

                    92
Non-compete agreements, less accumulated amortization of $82 in
1998





   and $50 in 1997




                  100

                  174
Property and equipment, at cost less accumulated depreciation of
$2,111





   in 1998 and $2,013 in 1997




                  754

                  706





 $            4,197

 $            4,014








LIABILITIES AND STOCKHOLDERS' DEFICIT








Current Liabilities







  Short-term borrowings




 $               612

 $               421
  Current portion of notes payable




                  175

                    85
  Accounts payable




               1,786

               1,413
  Accrued salaries and other employee costs



                  132

                  254
  Accrued interest due affiliates




                  632

                  524
  Accrued interest due others




                  142

                  124
  Due to affiliates




               1,076

               1,192
  Other current liabilities




                  407

                  395
        Total Current Liabilities




               4,962

               4,408








Notes payable to affiliates




               1,256

               1,256
Notes payable to others




               1,130

               1,225
Other liabilities




                  616

                  616













               3,002

               3,097








Minority interest in consolidated subsidiary



                    14

                    -








Commitments and Contingencies















Stockholders' Deficit







  Preferred stock, $1 par value; authorized 5,000,000 shares; none issued


                    -

                    -
  Common stock, $1 par value; authorized 10,000,000 shares; issued and outstanding 3,321,039 shares in 1998 and 1997



               3,321

               3,321
  Capital in excess of par value




           7,464

7,464
  Accumulated deficit




(14,566)

(14,276)








        Total Stockholders' Deficit





              (3,781)

            (3,491)





 $            4,197

 $            4,014

WILSON BROTHERS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
YEARS ENDED DECEMBER 31,














(In thousands except per share amounts)

1998

1997

1996
Net sales
 $            11,510

 $              8,379

 $              5,715






Cost of sales
                 9,229

                 6,564

                 4,324
Selling, general and administrative expenses
                 2,558

                 2,428

                 1,377

               11,787

                 8,992

                 5,701






Operating profit (loss)
                  (277)

                  (613)

                      14






Other expense (income):





  Interest expense
                    158

                    127

                      57
  Interest expense - affiliates
                    164

                    119

                    102
  Interest income
                    (13)

                    (32)

                    (78)
  Provision for doubtful notes and





    interest receivable from affiliate
                      -

                      -

                      40
  Minority interest in loss of consolidated subsidiary
                    (10)

                      -

                      -
  Other - net
                  (286)

               (1,324)

                    (49)

                      13

               (1,110)

                      72
        Income (loss) before provision





           for income taxes
                  (290)

                    497

                    (58)






Provision for income taxes
                      -

                      -

                      -






        Net income (loss)
                  (290)

                    497

                    (58)






Accumulated deficit - beginning of year
             (14,276)

             (14,773)

             (14,715)






Accumulated deficit - end of year
 $          (14,566)

 $          (14,276)

 $          (14,773)






Earnings (loss) per share:











        Basic
 $              (0.09)

 $                0.15

 $              (0.02)






        Diluted
 $              (0.09)

 $                0.13

 $              (0.02)








WILSON BROTHERS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED DECEMBER 31,



















(In thousands)



1998

1997

1996
Cash flows from operating activities:







    Net income (loss)


 $           (290)

 $             497

 $              (58)
    Adjustments to reconcile net income (loss) to






        net to cash provided by (used in) operating activities






    Minority interest in net loss of consolidated






       Subsidiary


                 (10)

                    -

                    -
    Depreciation and amortization


194

144

62
    Liabilities in excess of assets purchased


 -

                   46

 -
    Gain on sale of assets


                    -

                    -

                   (5)
    Provision on uncollectible notes receivable






       from former affiliate


                    -

             (490)

                    -
   (Increase) in receivables, net


               (265)

               (18)

               (274)
   (Increase) decrease in inventories


               (282)

             (460)

                 104
   Decrease (increase) in other current assets

                 164

                  30

                 (41)
   Increase in accounts payable


                 373

                604

                   84
   (Decrease) in accrued salaries and other employees costs


(122)

(5)

(122)
   Increase in accrued interest


                 126

                149

                 122
   Increase  in other current liabilities


                   12

                324

                   11
   (Decrease) in environmental reserve


 -

(820)

 (25)
Net cash provided by (used in) operating activities


(100)


 1


(142)








Cash flows from investing activities:







    Acquisition of businesses net of cash acquired

               (125)

             (997)

                    -
    Proceeds from sale of assets


                    -

                    -

                     5
    Capital expenditures


               (159)

               (69)

                 (12)
Net cash used in investing activities


               (284)

          (1,066)

                   (7)








Cash flows from financing activities:







    Minority interest capital contribution


24

 -

 -
    Increase (decrease) in short-term borrowings, net

191

331

(105)
    Proceeds from notes payable - other


535

1,058

 -
    Proceeds from notes payable - affiliate


 -

                   66

 -
    Repayment of notes payable


               (681)

               (98)

                   (4)
Net cash provided by (used in) financing activities


69


 1,357


(109)









Net increase (decrease) in cash and cash equivalents



(315)



292



(258)
Cash and cash equivalents at beginning of year

                 462

                170

                 428
Cash and cash equivalents at end of year


 $             147

 $             462

 $             170








Supplemental disclosure of cash flow information:






  Cash paid during the year for interest



$             192


$             105


$                36


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Basis of Presentation - Wilson Brothers USA, Inc. (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), LM
Plastics, Inc. ("LMP"), Houze Glass Company ("Houze") and its 75 percent owned subsidiary Houze West,
LLC ("Houze West"). The Company had one additional wholly owned subsidiary, Surplus Salvage Supply,
LLC, which changed its name to Bargain Building Products, LLC, ("BBP") as referred to herein after. All subsidiaries except BBP operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags. Their products are primarily distributed throughout the United States through sales representatives. BBP sells surplus building supplies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Revenue Recognition - Revenues are recognized when goods are shipped and billed to the customer.

     Inventories - Inventories are stated at the lower of cost or market on the first-in, first-out basis.

     Property and Equipment - Property and equipment are carried at cost less accumulated depreciation.
Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from four to forty years. Expenditures for normal maintenance and repairs are charged to expense as incurred.

     Assets, which have been fully depreciated, are retained in the accounts for as long as they are useful to operations. Upon disposition, it is the Company's policy to eliminate from the accounts the cost of the asset and the related accumulated depreciation and to credit or charge the resulting profit or loss to operations.

Standards Implemented - The Company implemented new accounting standards in 1998, 1997 and 1996.
None of these standards had a material effect on the financial position or results of operations of the Company.




1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -
Continued

Standards Implemented - Continued
Effective December 31, 1998, the Company adopted Statement of
Financial Accounting Standards (SFAS)
NO. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits," which establishes standardized disclosures for defined benefit pension and postretirement benefit plans. See Note 11 for such disclosures.

     Effective December 31, 1997, the Company implemented SFAS No. 128 "Earnings Per Share" (EPS). This statement prescribes the methods for calculating basic and diluted EPS and requires dual presentation of these amounts on the face of the consolidated statement of operations and accumulated deficit.

     Earnings (Loss) per Share - Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to common shareholders used in determining basic EPS was $(290,000) in 1998, $497,000 in 1997 and $(58,000)
in 1996. The weighted average number of shares of common stock used in determining basic EPS was 3.321 million in 1998, 3.321 million in 1997 and 3.321 million in 1996.

Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $(290,000) in 1998, $622,000 in 1997 and $(58,000) in 1996. The weighted average number of shares of common stock used in determining diluted EPS was 3.321 million in 1998, 4.809 million in 1997 and 3.321 million in 1996.
The 1997 calculation reflects additional shares in connection with convertible notes of 1.348 million and loan origination fees of 140,000. The diluted EPS calculation for 1998 and 1996 does not include 1.572 million shares relating to the original conversion agreement, as their effect would have been antidilutive.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable.
The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables.

Cash and Cash Equivalents - For purposes of the consolidated balance sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.




1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES -
Continued

Intangible Assets - Intangible assets are amortized using the straight-line method. Goodwill is amortized over 20 years and non-compete agreements are amortized over the life of the agreements, which is three years. In accordance with APB 17, "Intangible Assets," the Company continues to evaluate the amortization periods to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Amortization expense relating to intangible assets totaled $81,000, $53,000 and $0 for the years ending
December 31, 1998, 1997 and 1996, respectively.

Advertising - The Company expenses the cost of advertising as incurred. Advertising expense totaled
$347,000, $280,000 and $180,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

2. ACQUISITIONS

On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. John Sanford, the Company's
President, to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10% of the outstanding shares for $10,000 with such price increasing at an annualized rate of 20% for each month after April 9, 1997. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired was insignificant. The pro forma effect on prior periods' results of operations was not material. In
March 1998, the Company agreed to purchase the remaining 10% interest in LMP for $8,000. The purchase transaction was accounted for as an adjustment to the original purchase price. In 1998, the operations of LMP were transferred to Houze. The Company plans to dissolve LMP in the near future.

On April 30, 1997, Numo, a newly formed wholly-owned subsidiary of the Company, purchased certain assets and assumed certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary
Diamond Cap Company, Inc. (the "Sellers"), each of which has principal offices in Mesquite, Texas. The aggregate purchase price for the acquired assets of both companies and covenants not to compete given by the Sellers and their shareholders, was $1,100,000 consisting of $45,000 paid in cash, including $24,000 paid on the non-compete agreements, the execution and delivery of promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to the remainder owed on the non-compete agreements. Numo also entered into consulting agreements with the two shareholders of the Sellers for a term of one year pursuant to which Numo paid each of such consultants $224,000 on May 1, 1997.




2.   ACQUISITIONS - Continued
In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of
John Sanford, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John, LLC has the right to exercise an option to (1) purchase the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of
common stock at the time of such election, provided the Company has sufficient shares of common stock which
are then authorized and unissued available for purchase by the lender. On April 16, 1998, the Company and
Blind John, LLC agreed to extend the exercise period to May 1,
1999.
Numo continues the pre-existing business activities of Numo Manufacturing Company, Inc. and Diamond Cap
Company, Inc. at the same premises in Mesquite, Texas for which it entered into a lease agreement with one of the selling entities for a term of 7 years at an annual base rent
of $76,000.   Numo's primary business activity is
custom manufacturing, sewing and decorating of a variety of cloth and vinyl bags, pocket coolies and related accessories. Similar to Houze Glass Corporation, Numo's sales are made through sales representatives and are generally for advertising specialties, premiums, souvenirs and the retail trade.
The acquisition was accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the terms of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which was approximately $95,000, to goodwill, which is being amortized over 20 years.
Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1997 and for the year ended
December 31, 1996, and assumes that the foregoing purchase transaction had been consummated as of January
1, 1997 and 1996, respectively. These pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.


2.   ACQUISITIONS - Continued







Year ended December 31,






1997

1996






(Unaudited)

(Unaudited)










Revenues




 $                9,682,000

 $                9,315,000










Loss from operations



 $                 (861,000)

 $                  (609,000)










Net income (loss)



 $                   326,000

 $                  (617,000)










Earnings (loss) per share:






     Basic




 $                          0.10

 $                        (0.19)










    Diluted




 $                          0.09

 $                        (0.19)











On November 12, 1997, the Company formed a new Nevada limited-liability company, Houze West. In
January 1998, the Company's ownership interest decreased to 75% when an unaffiliated company, Cactus
Enterprises, LLC, purchased a 25% interest. Houze West was to operate in the same business segment as the Company, primarily in the decoration of mugs and glassware, and be a manufacturing and sales distribution center to the Company's customers in the western United States. The Company made an initial capital contribution to Houze West in the amount of $36,000. This capital contribution was accounted for using the equity method of accounting. During 1998 Houze West was shut down and the operations were transferred to Houze. The Company plans to dissolve Houze West in the near future.

          On February 18, 1998, the Company formed a new subsidiary, BBP, a Texas limited-liability company to sell surplus building supplies. On February 26, 1998, BBP purchased inventory and other assets of B.J.'s
Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed
$140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which Brett R. Smith, a member of the Company's board of directors, is the principal owner. These loans are payable on demand.


3.   DISCONTINUED OPERATIONS

In connection with the 1994 sale of a wholly owned subsidiary, Northern Engineering Corporation
("Northern"), the Company's crane business segment, the Company received a secured promissory note (the
"Note") in the principal amount of $750,000 repayable on or before May 1, 1999. The Note was secured by a mortgage on property included in the sale. The purchaser after paying $300,000 had the option to prepay the remaining principal balance of the Note by June 30, 1995. Such prepayment was not made, and therefore, under the Note agreement, the purchaser was to additionally compensate the Company $50,000 by July 15,
1995, of which $10,000 had been paid. As a result, the Company believed that the principal amount of the Note and accrued interest thereon was not collectible, and therefore had made a full valuation reserve in the March 31, 1997 and December 31, 1996 financial statements for the remaining principal balance in the amount of $490,000, plus $6,000 for accrued interest. On July 1, 1997, the principal and accrued interest on the Note were paid in full in the aggregate amount of $540,000, including accrued interest of $6,000 and $44,000 representing 30 percent of the amount that the Company was entitled to receive if the Mortgaged Property was sold in excess of $750,000. As a result, as of June 30, 1997, the valuation reserve for principal of $490,000 and interest of $6,000 were reversed, and included in other income and interest income, respectively.

4.   INVENTORIES

Inventories consisting of material, labor and overhead are as follows:






December 31,





1998

1997

Raw materials



          $          1,045,000

          $            968,000

Work in process


               124,000

                 18,000

Finished goods


               283,000

                 67,000













 $         1,452,000

 $         1,053,000














5. PROPERTY AND EQUIPMENT

The following is a summary of the major classifications of property and equipment:






December 31,






1998

1997

Land




 $            18,000

 $            18,000

Buildings and improvements


             687,000

             667,000

Machinery and equipment


          2,084,000

          2,034,000

Construction in progress


                76,000

                      -






          2,865,000

          2,719,000

Less:  accumulated depreciation


        (2,111,000)

        (2,013,000)















 $          754,000

 $          706,000











Depreciation expense totaled $113,000, $91,000 and $62,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

6. ACCOUNTS RECEIVABLE

          Accounts receivable consists of the following:







December 31,






1998

1997

Accounts receivable - trade


 $       1,709,000

 $      1,451,000

Accounts receivable - employees


                24,000

               15,000

Accounts receivable - related parties

                  6,000

                 5,000






          1,739,000

         1,471,000

Less:  allowance for doubtful accounts

           (146,000)

          (143,000)















 $       1,593,000

 $      1,328,000























7. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:







December 31,






1998

1997

Accrued pension expense


 $            60,000

 $                     -

Accrued accounting expense


                49,000

                        -

Accrued  bonus



                        -

                80,000

Accrued selling expense


                26,000

                26,000

Other accrued expenses


             114,000

                30,000

Due to non-affiliates



             154,000

             154,000

Other




                  4,000

             105,000















 $          407,000

 $          395,000












8.   INCOME TAXES

     As of December 31, 1998 and 1997 the Company provided a full valuation allowance for the net deferred tax assets of $871,000 and $570,000, respectively. The deferred tax assets primarily result from net operating loss carryforwards and certain differences in the tax basis and book basis of inventories, receivables and liabilities.

The deferred tax asset consists of the following:





 December 31,




1998

1997

Allowance for doubtful accounts
 $            46,000

 $            43,000

Inventory reserve

                44,000

                35,000

Net operating loss carryforward
             781,000

             492,000




             871,000

             570,000

Less:  valuation allowance
           (871,000)

           (570,000)











 $                     -

 $                     -











8.   INCOME TAXES  - Continued

     The reported tax provision and a computed tax benefit based on the income (loss) before income taxes are reconciled as follows:





Year ended December 31,




1998

1997

1996

Income (loss) before income taxes
 $ (290,000)

 $   497,000

 $    (58,000)

Statutory rate

35%

35%

35%

    Total computed tax expense (benefit)
     (102,000)

       174,000

       (20,000)

(Decrease) increase in taxes resulting from:






    Reversal of environmental valuation allowance
                  -

     (271,000)

                  -

    Non deductible items
         13,000

                  -

                  -

    Effect of net operating losses for which






      no tax benefit is available
         89,000

         97,000

         20,000













 $              -

 $              -

 $              -











9.   SHORT-TERM BORROWINGS

     On March 4, 1994, Houze entered into an agreement with a bank for a revolving line of credit facility in an amount not to exceed $400,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 3.5%. In addition, the bank is entitled to reimbursement of fees for auditing Houze's accounts receivable during the term of the commitment. Advances are collateralized by accounts receivable, inventory and an assignment of a $50,000 Certificate of Deposit from Fay Penn Economic Development Council and a $100,000
Certificate of Deposit from the Company, and are guaranteed by the Company and Mr. Sanford. The revolving line of credit facility maturity was extended from December 31, 1995 to September 30, 1998 with a limit of $500,000. Upon maturity, the Company executed a revolving line of credit facility with a different bank for the lesser of $750,000 or, the sum of 80% of eligible accounts plus 100% of cash collateral, as defined in the agreement. Interest is payable monthly at prime plus .75% or prime plus 1.25%, depending on the security of cash collateral. Advances are collateralized by Houze's equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford.
This revolving line of credit facility's initial maturity is March 31, 1999. The Company plans to renew the line upon maturity.

The short-term borrowings of Houze are as follows:




Year ended December 31,




1998

1997

1996

End of year balance

 $   612,000

 $   421,000

 $   140,000

Maximum amount outstanding during the year
 $   612,000

 $   479,000

 $   419,000

Average balance outstanding during the year
 $   532,000

 $   314,000

 $   259,000

Weighted average interest rate during the year
9.40%

11.50%

11.50%

Interest rate at year end

9.00%

11.50%

11.30%



10.  NOTES PAYABLE AND DUE TO AFFILIATES

     As of December 31, 1998 and 1997, the Company had notes payable to majority owners in the aggregate of $1,500,000 that bore interest at the prime rate and are convertible to 956,937 shares of the Company's common stock. These notes payable originated in 1982. The Company also has amounts due to affiliates of $1,076,000 each year relating to an assignment of unpaid amounts owed by the Company to former controlling shareholders.

     As discussed in Note 2, in connection with the acquisition of certain assets and liabilities of Numo
Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into Purchase Notes in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on
July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable on April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. The balance outstanding on these Notes as of December 31, 1998 and 1997 was $939,000 and $1,013,000,
respectively.

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

     LMP has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1% over the bank's prime interest rate. The payment of principal is indemnified by Mr. Sanford. The note matures on February 22, 2002. The balance of this note as of December
31, 1998 and 1997 was $37,000 and $47,000, respectively.

     In connection with the purchase of certain assets of B. J.'s
Warehouse, BBP signed a promissory note with an individual in the amount of $25,000. The balance is payable over 24 months with interest calculated at 8% per annum. The balance on this note was $16,000 at December 31, 1998.

     During the year ended December 31, 1998, BBP made short-term borrowings from three related parties; Mr.
Sanford, Mr. Zanin, who is a member of the board of directors, and Combahee, a limited partnership in which Mr. Sanford is the general partner. As of December 31, 1998, BBP owed combined principal amounts totaling
$53,000.  Interest is calculated at 8% per annum.




10.  NOTES PAYABLE AND DUE TO AFFILIATES - Continued

     During the years ended December 31, 1998 and 1997, the Company from time to time made short-term borrowings from Combahee. As of December 31, 1998 and 1997 the
Company owed $13,000 and $66,100 to
Combahee payable on demand with interest calculated at 8% per annum.

During the year ended December 31, 1998 and 1997, the Company made short-term borrowings from Mr.
Sanford's mother. As of December 31, 1998 and 1997 the Company owed $0 and $50,000 payable on demand with interest calculated at 10% per annum.

The Company also has a minor capital lease obligation for computer equipment. As of December 31, 1998 and
1997 future lease payments totaled $3,000 and $6,000, respectively.

     The following summarizes the note payable and due to affiliate balances as described herein:







December 31,






1998

1997

Notes payable to majority owners


 $     1,500,000

 $      1,500,000

Due to affiliates



        1,076,000

         1,076,000

Numo Purchase Notes



            939,000

         1,013,000

LMP promissory note



              37,000

               47,000

BBP promissory note



              16,000

                       -

BBP related party short-term borrowings

              53,000

                       -

Short-term borrowing from Combahee

              13,000

               66,000

Short-term borrowing from Mr. Sanford's mother

                       -

               50,000

Capital lease obligation


                3,000

                 6,000






 $     3,637,000

 $      3,758,000










Reconciliation of above to balance sheet:










December 31,






1998

1997

Current portion of notes payable


 $        175,000

 $           85,000

Due to affiliates



        1,076,000

         1,192,000

Notes payable to affiliates


        1,256,000

         1,256,000

Notes payable to others


        1,130,000

         1,225,000






 $     3,637,000

 $      3,758,000









     Future maturities of notes payable as of December 31, 1998 are as follows:



1999




 $         175,000


2000




         1,602,000


2001




            106,000


2002




            102,000


2003




            111,000


Thereafter




            465,000







 $      2,561,000



11. PENSION PLAN

Houze has a defined benefit plan covering hourly-paid employees. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee
Retirement Income Security Act of 1974. During 1998, 1997 and 1996, no contributions were required to be made under the plan.

The net periodic benefit cost for the plan in 1998, 1997 and 1996 was $29,000, $37,000 and $42,000,
respectively. The components of the net periodic benefit cost are as follows:





Year ended December 31,




1998

1997

1996

Service cost

 $      51,000

 $      41,000

 $      41,000

Interest cost

          43,000

          42,000

          43,000

Expected return on plan assets
        (52,000)

                  -

                  -

Amortization of prior service cost
            3,000

                  -

                  -

Amortization of unrecognized net gain
          (7,000)

                  -

                  -

Amortization of unrecognized net transition asset
          (9,000)

          (9,000)

          (9,000)

Unrealized gain on plan experience
                  -

     (107,000)

     (129,000)

Actual return on plan assets
                  -

          70,000

          96,000

   Net periodic benefit cost
 $      29,000

 $      37,000

 $      42,000











The following sets forth the change in the benefit obligation and plan assets. For 1997 and prior years, information regarding the change in benefit obligation, change in plan assets, funded status and accrued benefit cost is not readily available.







December 31,






1998

Change in benefit obligation





  Benefit obligation at beginning of year


 $          635,000

  Service cost




               51,000

  Interest cost




               43,000

  Actuarial gain




             (36,000)

  Benefits paid




             (41,000)

     Benefit obligation at end of year


             652,000








Change in plan assets





  Fair value of plan assets at beginning of year


             699,000

  Actual return on plan assets



               31,000

  Benefits paid




             (41,000)

     Fair value of plan assets at end of year


             689,000








     Funded status



               37,000




11. PENSION PLAN - Continued







December 31,






1998

  Funded status (carried forward from previous page)

 $            37,000

  Unrecognized net transition asset


             (54,000)

  Unrecognized net gain



           (186,000)

  Unrecognized prior service cost


               31,000








     Accrued benefit cost



 $        (172,000)








An assumed weighted average discount of 7% and a rate of return on assets of 8% were used in developing this data.

Plan assets were invested in a managed portfolio, consisting primarily of corporate bonds and common stock.

12. RELATED PARTY TRANSACTIONS

There were no charges from affiliates for the years ended December 31, 1998, 1997 and 1996.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.

13. LEASES

The Company leases office and manufacturing space as well as various pieces of equipment.

Minimum annual rental commitments under noncancelable operating leases are as follows:


Year ending December 31:






1999




 $       173,000


2000




 $       173,000


2001




 $       173,000


2002




 $       170,000


2003




 $       109,000


Rent expense for the years ended December 31, 1998 and 1997 was $214,000 and $51,000, respectively. There was no rent expense in 1996.





14. COMMITMENTS AND CONTINGENCIES

The Company had incurred losses from operations and as of December 31, 1998, the Company had a stockholders' deficiency of $3.8 million and a consolidated working capital deficit of $1.7 million.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

In February 1993, the Company became aware that certain of the products of Houze may have contained concentrations of lead and cadmium at levels that might constitute hazardous waste. While after testing, it was ascertained that products currently being produced by Houze were within acceptable levels, certain products, generally those produced prior to 1980, had unacceptable levels of lead and cadmium. These products produced prior to 1980 had been disposed of in a disposal site located on Houze's property. The Pennsylvania
Department of Environmental Protection ("PDEP") and the Company agreed to a consent order on September
22, 1994, which outlined a plan for Houze to remove and encapsulate all of the hazardous waste and thereby comply with residual waste pile closure requirements. The estimated cost of the Company's original plan of remediation was increased during 1993 to $900,000 from $200,000, based on advice from its consultant. These costs were provided for in the Company's 1993 consolidated financial statements. The Company incurred actual remediation expenses in the aggregate amount of $215,000, of which $45,000, $25,000 and $41,000 were charged to the reserve in 1997, 1996 and 1995, respectively. On February 12, 1998, a final closure inspection was conducted by the PDEP. On February 23, 1998, the PDEP determined that the Company had satisfactorily complied with the requirements of the consent order, and the Company was released from any further obligation with respect to such consent order. Accordingly, as of December 31, 1997, the balance of the reserve in the amount of $775,000 was reversed into other income.

The Company is from time to time involved in other routine litigation incidental to its business, the outcome of which, in the opinion of management, will not have a material adverse effect on the Company's consolidated financial position or results of operations.






15. STOCKHOLDERS' DEFICIT

The components of stockholders' deficit and the changes therein for the three years ending December 31, 1998 are as follows:





Capital in

Minimum



Total



Common

Excess of

Pension

Accumulated

Stockholders'



Stock

Par Value

Liability

Deficit

Deficit

Balance December 31, 1995

 $        3,321,000

 $         7,464,000

 $     (111,000)

 $          (14,715,000)

 $          (4,041,000)

Net loss

                            -

                            -

                      -

                      (58,000)

                   (58,000)

Reduction in minimum pension











   liability

                            -

                            -

            88,000

                                 -

                    88,000

Balance December 31, 1996

            3,321,000

            7,464,000


(23,000)

              (14,773,000)

             (4,011,000)

Net income

                            -

                            -

                      -

                     497,000

                  497,000

Reduction in minimum pension











   liability

                            -

                            -

            23,000

                                 -

                    23,000

Balance December 31, 1997

            3,321,000

            7,464,000

                      -

              (14,276,000)

             (3,491,000)

Net loss

                            -

                            -

                      -

                    (290,000)

                 (290,000)

Balance December 31, 1998

 $        3,321,000

 $         7,464,000

 $                   -

 $          (14,566,000)

 $          (3,781,000)














Changes in issued shares during the three years ending December
31, 1998 are as follows:







Preferred

Common






Stock

Stock

Balance at December 31, 1995


                   -

     3,321,039

Issuance of shares



                   -

                   -

Balance at December 31, 1996


                   -

     3,321,039

Issuance of shares



                   -

                   -

Balance at December 31, 1997


                   -

     3,321,039

Issuance of shares



                   -

                   -

Balance at December 31, 1998


                   -

     3,321,039











Preferred Stock -The board of directors of the Company has the authority to issue shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of any series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting the series, without any further vote or action by the holders of common stock. There are no shares of preferred stock issued or outstanding.

Common Stock - The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders.
Subject to the preferential rights of any issued and outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available. Holders of common stock have no preemptive rights, no cumulative voting rights and no




15.  STOCKHOLDERS' DEFICIT - Continued

     rights to convert their shares of common stock to any other securities of the Company or any other party.

     The Company did not declare or pay any cash dividends during the past two years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. No dividends were permitted to be paid by the Company in 1998 or 1997 pursuant to these restrictions. The
Company has no present plans for the payment of any dividends.

15. OTHER MATTERS

In May 1997, the Company learned that its state of incorporation, Illinois, administratively dissolved the
Company for failure to file the State of Illinois Domestic
Corporation Annual Report for 1995 and 1996.  In
July 1997, the Company filed with the Secretary of State of Illinois for reinstatement retroactive to June 1, 1995, and amended its name from Wilson Brothers to Wilson Brothers USA, Inc. Effective August 20, 1997, the Company was notified by the State of Illinois that its certificate of incorporation was reinstated.

Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the
Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees.
Harris will not release the Company's records and stock certificate inventory for further processing until the Company pays Harris all past due fees plus reimbursement of reasonable expenses.

The Company has been delinquent with various filings required by the SEC in 1998.

16. NON-CASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 2, in 1997, the Company acquired assets net of assumed liabilities in connection with the acquisition of Numo in exchange for notes payable of $1,055,000.
The Company also acquired $6,000 in
equipment through related capital lease obligations.

As discussed in Note 2, in 1998, BBP purchased inventory and other assets of B.J.'s Warehouse in exchange for $125,000 cash and a note payable of $25,000.

18.  SUBSEQUENT EVENTS

On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc.
("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.


Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

The Company previously reported a change in accountants on Form 8-K filed October 4, 2000.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The table below sets forth the names, ages and positions of the Company's directors and executive officers as of December 31, 1998:

Name
Age
Position
John H. Sanford (1)
34
President, Vice President and Chief
Financial Officer, Treasurer, Secretary
and Director
Brett R. Smith
34
Director
Frank J. Zanin, Jr. (1)
33
Director
Michael Hicks
32
Vice President, Numo Manufacturing
Acquisitions, Inc.
David Weimer
43
General Manager and Controller, Houze
Glass Corporation

(1) Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr., the Company's then Chief Financial Officer, as Chief Executive Officer, Chief
Financial Officer and Secretary of the Company.  Mr.
Zanin has been running the day-to-day business of the Company since his appointment as Chief Executive Officer.

The Board of Directors currently consists of three directors. Mr. Sanford was appointed to the Board of Directors in April 1995 filling the vacancy caused by the resignation of Mr. Ted Nicholson on May 12, 1994. Mr.
Brett R. Smith and Mr. Frank J. Zanin, Jr. were appointed to the Board of Directors on April 17, 1997 and April 24,
1997, respectively, to fill the vacancies created by the death of Mr. Bruce Paprella on April 21, 1996 and resignation of Mr. Arthur Williams on April 4, 1995. Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Directors who are employees of the Company do not receive an annual retainer or meeting attendance fees.

The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

John H. Sanford has been President of the Company since the death of Mr. Paprella in 1996 and continues to serve as Vice President, Chief Financial Officer and Treasurer of the Company, a position he has held since
March 7, 1994. He also became Secretary of the Company and a Director in April 1995. Mr. Sanford has been an equity trader for Carr Securities, Inc., a New York brokerage firm since 1993. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

Brett R. Smith has been a director since April 17, 1997. In 1993 he co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. Mr. Smith earned his M.B.A. from the University of North
Carolina at Chapel Hill in 1993.


Frank J. Zanin, Jr. has been a director since April 24, 1997. Mr. Zanin has served as a Financial Analyst for Roper Health Systems, Inc. since 1993. Mr. Zanin earned his
M.B.A. from The College of William and Mary in
1991.

Michael Hicks has been Vice President of Sales and Marketing of
Numo since 1997.  Prior to that he was
Vice President of Sales of Custom Printing, Inc.

     David Weimer has been General Manager and Controller of Houze since 1997. Prior to that he was Cost
Accountant of Houze.


     Director Compensation

         The Company has not provided any compensation to its directors for service rendered in 1998.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and beneficial owners of more than 10% of the Company's common stock (the "Company Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the report forms that were filed, the Company believes that during 1998 none of the filing requirements applicable to the Company Reporting Persons were complied with. Mr. Brett R. Smith has not filed a Form 3 in connection with his appointment to the Company's Board of Directors on April 17, 1997. Mr. Frank Zanin has not filed a Form 3 in connection with his appointment to the Company's Board of Directors on April 24, 1997. Mr.
Walter P. Carucci has not filed a Form 4 in connection with the purchase of interests in the Convertible Note by Carucci Family Partners on August 12, 1997.

Item 11.  Executive Compensation.

The following table sets forth the compensation of John H. Sanford for the years ended December 31, 1998, 1997 and 1996. Mr. Sanford deferred 100% of his compensation in 1997 and 1996.

Name
1998
1997
1996
John H. Sanford
President, Treasurer, Secretary and Director
$55,000
$12,000
$67,000

Until August 1998, Mr. Sanford held a position with a non-affiliated company that paid him compensation.
The officer devoted the time to the Company and to his non-affiliated employer as was necessary for the effective discharge of his duties. Since January 1999, Mr. Sanford has devoted all of his time to the Company.

Compensation Committee Interlocks and Insider Participation

     The Company has no compensation committee. As a director or the Company, Mr. Sanford participated in the deliberations of the Board of Directors concerning executive compensation.




Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock, as of December 31, 1998, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

Name and Address(1)
of Beneficial Owner
Amount of
Beneficial Ownership

Percent
John H. Sanford
2,328,927(2)
56.73%
Walter P. Carucci
One Penn Plaza, Suite 4720
New York, NY 10119-0002
348,320(3)
9.97%
All Directors and
Executive Officers (3 persons)(4)
2,328,927
56.73%

(1) Unless otherwise indicated, the address for the beneficial owner is c/o Wilson Brothers USA, Inc., 125 King
Street, Charleston SC, 29401.
(2) Includes (a) 780,912 shares issuable to Mr. Sanford upon conversion of his interests in the Convertible Note of the Company held by Mr. Sanford and (b) 3,362 shares, or 2.397% of the total number of shares issuable to Blind John, a limited liability company in which Mr. John H. Sanford has a 2.397% interest, upon its exercise of the Financing Option.
(3) Includes (a) 179,778 shares issuable to Mr. Carucci upon conversion of his interests in the Convertible Note of the Company held by Mr. Carucci and (b) 168,542 shares issuable to Carucci Family Partners, a partnership in which Mr. Carucci is the general partner, upon conversion of its interests in the Convertible Note of the Company held by Carucci Family Partners.
(4)  Includes shares owned by Mr. John H. Sanford.


Item 13.  Certain Relationships and Transactions.

On January 25, 1999, in a private transaction, Mr. Sanford purchased 150,000 shares from a private investor for $3,300.

From time to time the Company made short-term borrowings from Combahee, a limited partnership of which Mr. John Sanford is the general partner ("Combahee"). The
Company borrowed approximately $138,000
during 1997 and 1998, as of December 31, 1998 the Company owed
Combahee $23,485.

From time to time the BBP made short-term borrowings from Mr.
Zanin, Mr. Sanford and Combahee.  As
of December 31, 1998, BBP owed combined principal amounts of $53, 000.

     From time to time the Company made short-term borrowings from Mrs. Margaret S. Peyton, Mr. Sanford's mother. The Company borrowed approximately $155,000 during 1998, as of December 31, 1998, the Company owed Mrs. Peyton $0.

     To finance the capitalization and loan to BBP, the Company borrowed $140,000, including $60,000 from
Combahee and $40,000 from Counter Culture Coffee, a wholesale coffee company owned by Mr. Smith.

The Company and other parties, including Brett R. Smith, Board member, formed BargainBuilders.com on
October 29, 1999 to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP,
Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com.




PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on
Form 8-K.

(A)  1.   Financial Statements:

See Index to Financial Statements (Item 8)

2.   Financial Statement Schedule:

     II.  Valuation and Qualifying Accounts - Three years ended
December 31, 1998

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

3.   Exhibits:

3.1
Articles of Incorporation (including all amendments thereto) of the Company,
incorporated herein by reference from the Company's Form 10-K for the year
ended December 31, 1980
3.2
Certificate of Resolution to Amend Articles of Incorporation as to
change of name
from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference
from the Company's Form 10-Q for the quarter ended June 30, 1997
3.3
By-Laws of the Company, incorporated herein by reference from the
Company's
Form 10-K for the year ended December 31, 1980
4.1
Articles of Incorporation (including all amendments thereto) of the Company,
incorporated herein by reference from the Company's Form 10-K for the year
ended December 31, 1980
4.2
Certificate of Resolution to Amend Articles of Incorporation as to
change of name
from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference
from the Company's Form 10-Q for the quarter ended June 30, 1997
4.3
By-Laws of the Company, incorporated herein by reference from the
Company's
Form 10-K for the year ended December 31, 1980
10.1
Loan Agreement dated March 11, 1994 by and between Houze Glass
Corporation
and Integra Bank/South, incorporated by reference from the
Company's Form 10-K
for the year ended December 31, 1993
10.2
Security Agreement dated March 11, 1994, by and between Houze
Glass
Corporation and Integra Bank/South, incorporated by reference from the
Company's Form 10-K for the year ended December 31, 1993
10.3
Revolving Credit Note dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the
Company's Form 10-K for the year ended December 31, 1994
10.4
First Amendment to Loan Agreement and Note Modification Agreement
dated
September 14, 1994 between Houze Glass Corporation and Integra
Bank/South,
incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1994
10.5
Amended and Restated Security Agreement dated December 30, 1994 between
Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference
from the Company's Form 10-K for the year ended December 31, 1994
10.6
Third Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and Integra Bank/South dated July 21,
1995, incorporated
by reference from the Company's Form 10-K for the year ended
December 31,
1995
10.7
Fourth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and Integra Bank/South dated July 21,
1995, incorporated
by reference from the Company's Form 10-K for the year ended
December 31,
1995
10.8
Fifth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and National City Bank of Pennsylvania
dated June 18,
1996, incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1996
10.9
Sixth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and National City Bank of Pennsylvania
December 20,
1996, incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1996
10.10
Asset Purchase Agreement between Numo Manufacturing Company, Inc
and
Diamond Cap Company, Inc, and Numo Manufacturing Acquisition, Inc,
April 30,
1997.*
10.11
Loan agreement made and entered into this 1st day of May, 1997, by and between
Blind John, LLC and the Company.*
10.12
Numo Manufacturing Acquisitions, Inc's promissory notes to Numo Manufacturing Company, Inc and Diamond Cap Company, Inc dated May 1,
1997.*
11.1
Computation of Earnings (Loss) per Common and Equivalent Share -
Five Years
Ended December 31, 1998*
21.1
Subsidiaries of Wilson Brothers USA, Inc.*
24.1
Power of Attorney (included on signature pages hereto)
27.1
Financial Data Schedule fiscal year ended 12/31/98 (for SEC use only)*

_______________________
*   being filed herewith.


(B)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during 1998.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BROTHERS USA, Inc.
Dated: January 23, 2001  By:    /s/ Frank J. Zanin, Jr.
Frank J. Zanin, Jr.
Chief Executive Officer and Principal Financial
Officer

We, the undersigned directors and officers of Wilson Brothers USA, Inc. (the "Company"), do hereby constitute and appoint Frank J. Zanin, Jr., our true and lawful attorney-in-fact and agent, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 1998, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents shall do or cause to be done by virtue of this power of attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date
Signature
Titles
January 23, 2001
/s/ Frank J. Zanin, Jr.
Frank J. Zanin, Jr.
Chief Executive Officer, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer and Principal Financial
Officer)
January 23, 2001
/s/ John H. Sanford
John H. Sanford
President and Director
January 23, 2001
/s/ Brett R. Smith
Brett R. Smith
Director

INDEX TO FINANCIAL STATEMENT SCHEDULES


Page
II.
Valuation and Qualifying Accounts - Three years ended December 31,
1998
43




Schedule II
WILSON BROTHERS USA, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Three years ended December 31, 1998



Description

Balance at
beginning
of year
Additions
charged to
costs and
expenses

Deductions
from
reserves

Balance at
end
of year
Year ended December 31, 1998:




     Receivables - allowance for doubtful
accounts
$143,000
$103,000
$101,000
$145,000
           Note receivable - valuation reserve
$       --

$       --
$       --
$      --
           Accrued interest - valuation reserve
$       --
$         -
$       --
$      --

Year ended December 31, 1997:




     Receivables - allowance for doubtful
accounts
$160,000
$132,000
$149,000
$143,000
           Note receivable - valuation reserve
$490,000

$       --
$490,000
$      --
           Accrued interest - valuation reserve
$6,000
$         -
$6,000
$      --

Year ended December 31, 1996:




           Receivables - allowance for
                doubtful accounts
$130,000
$86,000
$56,000
$160,000
           Notes receivable -
                 valuation reserve
$450,000
$40,000
$          -
$490,000
           Accrued interest - valuation reserve
$6,000
$        -
$        -
$6,000



EXHIBIT INDEX

3.1
Articles of Incorporation (including all amendments thereto) of the Company,
incorporated herein by reference from the Company's Form 10-K for the year
ended December 31, 1980
3.2
Certificate of Resolution to Amend Articles of Incorporation as to
change of name
from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference
from the Company's Form 10-Q for the quarter ended June 30, 1997
3.3
By-Laws of the Company, incorporated herein by reference from the
Company's
Form 10-K for the year ended December 31, 1980
4.1
Articles of Incorporation (including all amendments thereto) of the Company,
incorporated herein by reference from the Company's Form 10-K for the year
ended December 31, 1980
4.2
Certificate of Resolution to Amend Articles of Incorporation as to
change of name
from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference
from the Company's Form 10-Q for the quarter ended June 30, 1997
4.3
By-Laws of the Company, incorporated herein by reference from the
Company's
Form 10-K for the year ended December 31, 1980
10.1
Loan Agreement dated March 11, 1994 by and between Houze Glass
Corporation
and Integra Bank/South, incorporated by reference from the
Company's Form 10-K
for the year ended December 31, 1993
10.2
Security Agreement dated March 11, 1994, by and between Houze
Glass
Corporation and Integra Bank/South, incorporated by reference from the
Company's Form 10-K for the year ended December 31, 1993
10.3
Revolving Credit Note dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the
Company's Form 10-K for the year ended December 31, 1994
10.4
First Amendment to Loan Agreement and Note Modification Agreement
dated
September 14, 1994 between Houze Glass Corporation and Integra
Bank/South,
incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1994
10.5
Amended and Restated Security Agreement dated December 30, 1994 between
Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference
from the Company's Form 10-K for the year ended December 31, 1994
10.6
Third Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and Integra Bank/South dated July 21,
1995, incorporated
by reference from the Company's Form 10-K for the year ended
December 31,
1995
10.7
Fourth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and Integra Bank/South dated July 21,
1995, incorporated
by reference from the Company's Form 10-K for the year ended
December 31,
1995
10.8
Fifth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and National City Bank of Pennsylvania
dated June 18,
1996, incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1996
10.9
Sixth Amendment to Loan Agreement and Note Modification Agreement
between
Houze Glass Corporation and National City Bank of Pennsylvania
December 20,
1996, incorporated by reference from the Company's Form 10-K for the year ended
December 31, 1996
10.10
Asset Purchase Agreement between Numo Manufacturing Company, Inc
and
Diamond Cap Company, Inc, and Numo Manufacturing Acquisition, Inc,
April 30,
1997.*
10.11
Loan agreement made and entered into this 1st day of May, 1997, by and between
Blind John, LLC and the Company.*
10.12
Numo Manufacturing Acquisitions, Inc's promissory notes to Numo Manufacturing Company, Inc and Diamond Cap Company, Inc dated May 1,
1997.*
11.1
Computation of Earnings (Loss) per Common and Equivalent Share -
Five Years
Ended December 31, 1998*
21.1
Subsidiaries of Wilson Brothers USA, Inc.*
24.1
Power of Attorney (included on signature pages hereto)
27.1
Financial Data Schedule fiscal year ended 12/31/98 (for SEC use only)*



Exhibit 10.10

ASSET PURCHASE AGREEMENT



     THIS ASSET PURCHASE AGREEMENT (the "Agreement") is made and entered into as of this 30th day of April, 1997 and is by and between NUMO MANUFACTURING COMPANY, INC., a Texas Corporation
("Numo") and DIAMOND CAP COMPANY, INC., a Texas Corporation, ("Diamond Cap"), jointly referred to as "Sellers", and NUMO MANUFACTURING ACQUISITION, INC., a Texas Corporation, or its assigns ("Buyer").


WITNESSETH

     Sellers are Texas corporations with their principal place of business at 700 Hickory Tree Road, Mesquite,
Texas.

     Sellers are willing to sell and transfer their business assets to Buyer and Buyer desires to purchase the business assets in accordance with the terms set forth herein.

     In consideration of the foregoing recitals, the covenants and agreements contained herein, including, but not limited to, the payments herein described, and other good and valuable consideration, the full receipt and sufficiency of which is hereby acknowledged by each of the parties hereto, the parties agree as follows.

ARTICLE 1  Transfer of Assets.

1.1       Transfer of Assets; Liabilities.

1.1.1 Transfer of Assets to Buyer by Sellers. Upon and subject to the terms and conditions stated in this Agreement, on the Closing Date (as herein defined), Sellers shall convey, transfer and deliver to Buyer and Buyer shall purchase and acquire from Sellers all of the assets and properties of Sellers, including, without limitation, rights under contracts and leases, personal property, equipment, inventories, customers lists and related information, intangibles, and goodwill, but excluding certain assets described in Section 1.1.2 hereof (the "Excluded
Assets"). The rights, assets, property and business of Sellers to be transferred to Buyer pursuant to this Article 1 are hereinafter referred to as the "Purchased Assets." The Purchased Assets shall include, without limitation, the following:
          (a) Tangible Personal Property. All equipment, furniture, fixtures, office materials and supplies, spare parts, tools, inventory (including work-in-process and raw materials) and other tangible personal property of every kind and description owned or held as of the date of this Agreement by Sellers and used or useful in connection with their business and operations, including, without limitation, those shown on Schedule 1.1.1(a), attached hereto and incorporated herein, and any additions, improvements, replacements and alterations thereto made on or before the Closing Date.

          (b) Contracts. All contracts entered into by Sellers set forth on Schedule 1.1.1(b) attached hereto and incorporated herein (such Schedule 1.1.1(b) shall specify those contracts the assignment of which requires the consent of any third party); provided, however, that Buyer shall assume and does hereby assume, only those contracts set forth on Schedule 1.1.1(b). As used in this Agreement "contract" means any agreement, arrangement, commitment or understanding, written or oral, express or implied, to which the Sellers are a party or are bound.
          (c) Trademarks, etc. All trademarks, trade secrets, manufacturing processes and other intangible personal property, including Sellers' corporate names or trade names.

          (d) Files and Records. All files and other records of Sellers, excluding Sellers' corporate records, records relating to unassumed liabilities and records relating to unpurchased assets. Buyer will maintain such files and records so long as any portion of the notes under paragraphs
1.2.1 and 1.2.2 remain unpaid, and will provide
Sellers with reasonable access to the files and records.

          (e) Goodwill. All of Sellers' goodwill and going concern value.

          (f) Trade Receivables, Notes Receivable, Accounts
Receivable. All trade, note, and accounts receivable (including all retainages and unbilled receivables) of Sellers.

          (g) Prepaid Items. All prepaid expenses and taxes expended by Sellers shall be pro rated between Buyer and Seller at Closing.

          (h) Noncompetition. On the Closing Date the Sellers shall execute and deliver to Buyer a Noncompete Agreement in the form or substantially in the form of
Exhibit 1.1.1(h) attached hereto and incorporated herein.
a
1.1.2 Excluded Assets. The following assets shall be excluded from the Purchased Assets and shall be retained by Sellers:

          (a) Cash, Short-Term Investments. All cash and short-term investments.

          (b) Certain Assets of Employee Benefit Plans. Pension, profit sharing or savings plans and trusts and the assets thereof, if any.

          (c) Other Assets.  Those assets specifically listed on
Schedule 1.1.2(c), attached hereto and
incorporated herein.

1.1.3  Assumption of Liabilities.

          (a) The Purchased Assets shall be sold and conveyed to Buyer free and clear of all liabilities, obligations, liens, security interests and encumbrances, except that Buyer will, and hereby does, assume the obligations of Sellers for those accounts payable which are set forth on Schedule 1.1.3, attached hereto and incorporated herein, as well as those obligations of Sellers arising after the Closing Date under leases and contracts assigned to Buyer, which are described in subsections 1.1.1(b) hereof, the details of which are set forth on Schedules
1.1.1(b). Buyer expressly does not and shall not assume any other liabilities of Sellers nor any obligations for amounts due to any company affiliated with the Sellers.

          (b) Sellers shall pay all of their own payroll, salary, commissions, payroll taxes, and other taxes accrued through the Closing Date and the same shall not be assumed by Buyer.

1.1.4 Collection and Remittance of Accounts Receivable. After the Closing Date, Sellers shall cooperate with and assist Buyer in the collection of accounts receivable transferred and assigned to Buyer hereunder as Buyer may from time-to-time reasonably request. To the extent that Sellers receive any payments toward such assigned accounts receivables after the Closing Date, Sellers shall promptly endorse (if necessary) and remit such payments to Buyer. Such cooperation and assistance by Sellers to Buyer in the collection of accounts receivables shall not extend to the retention of counsel or any collection agency, nor to the institution of litigation.

1.2 Consideration. In consideration of Sellers' performance of this Agreement and the transfer and delivery of the Purchased Assets to Buyer, the total consideration paid by Buyer to Sellers hereunder (the "Purchase Price") shall be Nine Hundred Thousand ($900,000) Dollars. The Purchase Price, net of payment to Sellers' creditors to clear title to the Purchased Assets, shall be payable at or prior to Closing as follows:

          1.2.1 TO NUMO:

               (a) Five Thousand Dollars ($5,000) in cash paid to Sellers by funds of Wilson
Brothers pursuant to the February 13, 1997 Letter of Intent between the parties.

               (b) Sixteen Thousand Dollars ($16,000) in cash or certified funds.

               (c) Twenty Thousand Dollars ($20,000) in cash or certified funds for the
Noncompete Agreement, in the form as set forth on Exhibit 1.1.1(h) attached hereto and incorporated herein.

               (d)  Six Hundred and Thirty Thousand ($630,000)
Dollars by delivery of a
promissory note, in the form of Exhibit 1.2.1(c)(i), attached hereto and incorporated herein. The promissory note shall be secured by a security interest in the Purchased Assets, as more particularly set forth in a security agreement as set forth on Exhibit 1.2.1(c)(ii), attached hereto and incorporated herein.

          1.2.2     TO DIAMOND CAP

(a) Four Thousand Dollars ($4,000) in cash or certified funds for the Noncompete
Agreement, in the form as set forth on Exhibit 1.1.1(h) attached hereto and incorporated herein.

               (b)  Two Hundred Twenty-Five Thousand Dollars
($225,000) by delivery of a
promissory note, in the form of Exhibit 1.2.2(a)(i), attached hereto and incorporated herein. The promissory note shall be secured by a security interest in the Purchased Assets, as more particularly set forth in a security agreement as set forth on Exhibit 1.2.2(a)(ii), attached hereto and incorporated herein.

          1.2.3 Accrued Salaries. At the Closing, all accrued salaries of Sellers as of the Closing Date shall be satisfied by Sellers.

     1.3 The Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall be effective as of April 30, 1997 and shall be held in the offices of Looper, Reed, Mark & McGraw (the
"Closing Date"). At the Closing, each party shall execute and deliver to the other party instruments of conveyance or assumption as may be required by this Agreement and which shall be in form and substance satisfactory to the other party and its counsel.

     1.4 Allocation of Purchase Price. Buyer and Seller agree on an allocation of the Purchase Price among the Purchased Assets, using the allocation method required by 1060, of the Internal Revenue Code of 1986, as amended and the regulations thereunder. Such allocation shall be as set forth on the applicable IRS form and attached hereto as Schedule 1.4, and incorporated herein. Sellers and Buyer each agree to report the federal, slate and local income and other tax consequences of the transactions contemplated herein, and in particular to report the information required by Code Section 1060(b), in a manner consistent with such allocation and will not take any position inconsistent therewith upon examination of any tax return, in any refund claim, in any litigation, investigation or otherwise.


ARTICLE 2 .  Representations and Warranties of Sellers.

     Sellers hereby jointly and severally represent and warrant to Buyer as follows:

2.1 Incorporation. Sellers are corporations duly organized, validly existing and in good standing under the laws of the State of Texas. Sellers are duly licensed or qualified to do business and are in good standing and authorized to do business in the state of Texas. Sellers have full corporate power to carry on their business as such businesses are now being conducted, to own and operate the Purchased Assets, and to enter into and complete the transactions contemplated by this Agreement.

2.2 Financials. Sellers have delivered to Buyer copies of the balance sheets and income statements of Sellers as of and for the fiscal years ended May 31, 1995 and 1996, and an unaudited report of Sellers as of March
31, 1997 including balance sheets and related statements of net income. To the best of Sellers' knowledge the financial statements are correct and complete. All such financial statements fairly present the assets and liabilities of the Sellers as of the respective dates of the balance sheets and the revenues and expenses of the Sellers for the fiscal periods ended on such dates. Since May 31, 1996 and except as shown on interim financial statements for the interim periods there has not been:

2.2.1 Any change in the financial condition, assets, or liabilities of the Sellers other than changes in the ordinary course of business, none of which, either singularly or in the aggregate, has been materially adverse;

2.2.2 Any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting Sellers' business;

2.2.3 Except as set forth on Schedule 2.2.3, any increase in the compensation payable or to become payable by the Sellers to any of their employees or agents, or any bonuses, payment or arrangement made to or with any of the above other than ordinary or routine merit increases or promotions of employees;

2.2.4 Any event or combination of events of any character, including labor trouble, materially adversely affecting the business of the Sellers; or

2.2.5 Any expiration, termination or cancellation of any material contracts or arrangements of the Sellers.

2.3 Conditions and Adequacy of Assets. Except as otherwise disclosed to Buyer in writing at the Closing, the tangible assets included in the Purchased Assets are in good operating condition and repair, reasonable wear and tear in ordinary usage excepted, and such assets are sufficient to run the business of Sellers.

2.4 Inventory. The inventory (raw materials, work in process and finished goods) reflected on the
Sellers' balance sheets were computed in accordance with Sellers' standard accounting practice. The inventory will as reflected on the books of the Sellers consists of items that are good and merchantable and of a quality presently useable or saleable in the ordinary course of business.

2.5 Accounts Receivable. Accounts receivable include only receivables arising from bonafide sales of merchandise or services arising in the ordinary course of business.

2.6 Accounts Payable. Accounts payable include only obligations incurred by Sellers in the ordinary course of business.

2.7 Contracts.

          (a) Schedule 2.7(a) contains a complete list of all contracts, agreements and understandings that are necessary to conduct the business of Sellers as currently conducted and which are expressly assumed by Buyer pursuant to subsection 1.1.3 hereof. Provided that any requisite consent to the assignment thereof to Buyer has been obtained, each of the contracts and leases constituting part of the Purchased Assets that is in effect on the Closing Date and is assigned to and assumed by Buyer on the Closing Date will be valid and in full force and effect and there will be at that time no default by either party thereto in existence or continuing with respect thereto. To the best knowledge of Sellers, no facts exist which with the passage of time or the giving of notice or both will constitute an event of default thereunder. Seller has provided Buyer with access to true and complete copies of all of the contracts and leases listed in Schedule 1.1.1(b) and the payroll list of the Sellers as of April 30, 1997.

          (b) In the event that any requisite consent to the transfer of any contract hereunder cannot be obtained, any contract for the products or services normally performed by Sellers shall be serviced and completed by Buyer as subcontractor in the name of Sellers with the profit or loss thereon to be deemed the profit or loss of Buyer.
The completion of any such contract on the auspices of or in the name of Sellers shall be without additional consideration to Sellers except Sellers shall be reimbursed for any costs associated therewith. Representation and warranties of Sellers herein with respect to the absence of any default under any contract assumed by Buyer hereunder shall not apply to a default caused by the assignment to Buyer of any contract hereunder without the requisite consent to the transfer thereof.

2.8 Trademarks.  NONE

2.9 Litigation. Except as set forth on Schedule 2.9: (i) Sellers have not been operating under or subject to, or in default with respect to, any order, writ, injunction or decree of any court or federal, state, municipal or other governmental department, commission, board, agency or instrumentality, foreign or domestic;
(ii) Sellers have not received any inquiry, written or oral, from any federal, state or local agency concerning any of its operations or business during the 12-month period prior to the date of this Agreement which could be expected to have a material adverse effect on the operation of the businesses; and (iii) there is no litigation pending by or against, or to Sellers' knowledge threatened against, Sellers relating to or affecting any of the Purchased Assets.

2.10. Compliance with Laws. Sellers have substantially complied with all laws, regulations and orders applicable to it, and the current uses by Sellers of the Purchased Assets do not violate any such laws, regulations or orders.

2.11. No Violation. The consummation by Sellers of the transactions contemplated hereby is not an event which, of itself or with the giving of notice or the passage of time or both, constitutes a violation of or will conflict with or result in any material breach of or any default under, the terms, conditions or provisions of any judgment, law or regulation to which Sellers or the Purchased Assets are subject, or Sellers' Charters or bylaws, or of any agreement or instrument to which Sellers are a party or by which they are bound.

2.12. Brokers. There is no broker or finder or other person who would have any valid claim against any of the parties to this Agreement for a commission or brokerage fee in connection with this Agreement or the transactions contemplated hereby as a result of any agreement, understanding or action by Sellers. Sellers shall be solely responsible for the payment of any such commission or brokerage fee.

2.13. Employee Relations. Except as shown on Schedule 2.13, there are no labor disputes or proceedings pending or, to the best knowledge of Sellers, threatened between Sellers and any of the employees and the Sellers have no collective bargaining units representing any of their employees.

2.14. Corporate Action. All corporate actions and proceedings necessary to be taken by or on the part of Sellers in connection with the transactions contemplated by this Agreement and necessary to make the same effective have been duly and validly taken, or will have been taken on or before the Closing Date, and this Agreement has been duly and validly authorized, executed and delivered by Sellers and constitutes a valid and binding agreement, enforceable in accordance with and subject to its terms.

2.15. Instruments of Conveyance: Good Title. The instruments to be executed by Sellers and delivered to Buyer at the Closing, conveying the Purchased Assets to Buyer, will transfer good, marketable title to the Purchased Assets, free and clear of all liabilities, obligations, liens and encumbrances.

2.16. Accounts Receivable. Sellers have no reason to believe that any specific account receivable (including any retainage) included in the Purchased
Assets is not good and collectible in the normal course of business or that accounts receivable that prove to be uncollectible, in the aggregate exceeds Sellers reserve for doubtful accounts.

2.17. Taxes. Sellers have properly and accurately completed and duly filed in correct form with the appropriate United States, state and local governmental agencies, all tax returns and reports required to be filed; to the best of Sellers' knowledge such returns and reports are accurate and complete; and Sellers have paid in full or made adequate provisions on their financial statements for all taxes, interest, penalties, assessments or deficiencies shown to be due on such tax returns and reports or claimed to be due by any taxing authority or otherwise due and owing, including without limitation, those due in respect of properties, income, franchises, licenses, sales and payrolls. Sellers have not executed or filed with the Internal Revenue Service or any taxing authority, domestic or foreign, any agreement or other document extending or having the effect of extending, the period for assessment or collection of any taxes. Sellers are not a party to any pending action or proceeding, nor to the best knowledge of Sellers is any such action or proceeding threatened, by any governmental authority for assessment or collection of taxes and no claim for assessment or collection of taxes have been asserted against Sellers nor have Sellers been notified by any governmental authority that an audit or review of any tax matter is contemplated. There are not tax liens (other than liens for taxes for current and subsequent years which are not yet due and delinquent) upon any properties or assets of Sellers, whether real, personal, or fixed, tangible or intangible.

2.18. Pension and Other Employee Plans and Agreements. Sellers expressly acknowledge and agree that Buyer shall neither assume nor bear any responsibility for any obligation with regard to vacation, including accrued vacation (if any), or any employee pension, profit sharing, insurance, bonus plans or other benefit plans of Sellers. Buyer will not be required to assume any liability (past or future) in connection with any such plans, all of which shall be terminated as of the Closing Date without liability to Buyer.

2.19. Insider Contracts. There are no contracts, agreements, purchase orders, commitments, leases, understandings or arrangements, including loan arrangements, between Sellers and any of its officers, directors, or shareholders, or any related or affiliated person, corporation or other entity except as set forth on
Schedule 2.19, attached hereto and incorporated herein.

2.20. Change of Name of Sellers.  Sellers shall, on the Closing
Date, file the necessary
documents with the Secretary of State of the State of Texas and take other required action, if any, to change their names to names substantially dissimilar to Diamond Cap Company, Inc. and Numo Manufacturing Company, Inc.

2.21. Suppliers. Set forth on Schedule 2.21, attached hereto and incorporated herein, is the true and complete list of the names and addresses of each individual or entity which supplied products and/or services to the Sellers in the year prior to the Closing Date at an annual level of $5,000 or more.

2.22. Injuries. Except as set forth on Schedule 2.22, attached hereto and incorporated herein,
Sellers have no knowledge of any employee injury occurring prior to the Closing Date that may give rise to a claim, action or suit for lost wages, unemployment, physical impairment, or disability. Details of any incidents giving rise to any such claim, action or suit are contained in the files pertaining to the employees listed on said Schedule 2.22.


ARTICLE 3.  Representations and Warranties of Buyer

Buyer represents and warrants as follows:

3.1 Incorporation. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Texas. Buyer is duly licensed or qualified to do business and is in good standing and authorized to do business in the State of Texas.
Buyer has full corporate power to enter into and to complete the transactions contemplated by this Agreement.

3.2 No Violation. Neither the execution and delivery of this Agreement, nor the execution and delivery of any agreement executed in connection with this Agreement, nor the consummation of the purchase of the Purchased Assets, nor the assumption of any liabilities pursuant to this Agreement is an event which, of itself or with the giving of notice or the passage of time or both, constitutes a violation of or will conflict with or result in any breach of or default under, the terms, conditions or provisions of, any judgment, law or regulation, or Buyers's articles of incorporation or bylaws, or any agreement or instrument to which Buyer is a party or by which it is bound.

3.3 Corporate Action. All corporate actions and proceedings necessary to be taken by or on the part of Buyer in connection with the transactions contemplated by this Agreement and necessary to make the same effective have been duly and validly taken, or will have been taken on or before the Closing Date, and this Agreement has been duly and validly authorized, executed and delivered by Buyer and constitutes its valid and binding agreement, enforceable in accordance with and subject to its terms.

3.4 Litigation. There is no governmental investigation or any action, suit, proceeding, claim or development pending or, to Buyer's best knowledge, threatened or any order, writ, injunction or decree of any court or federal, state, municipal or other governmental department, commission, board, agency or instrumentality, foreign or domestic, which, in reasonable likelihood, will adversely affect the ability of Buyer to perform its obligations under this Agreement.

3.5 Confidentiality. Buyer acknowledges that Seller possesses confidential business information and that Seller has agreed to divulge such information to Buyer in connection with Buyer's investigation of the Purchased Assets. Buyer agrees not to divulge any such confidential information to any third party and not to use the same for any purpose if the transactions contemplated by this Agreement are not consummated.

3.6 Brokers. There is no broker or finder or other person who would have any valid claim against Buyer for a commission or brokerage fee in connection with this Agreement or the transactions contemplated hereby as a result of any agreement, understanding or action by Buyer.


ARTICLE 4.  Indemnification

4.1 Indemnification of Buyer. Sellers, jointly and severally, hereby expressly indemnify and hold Buyer harmless from and against any and all damages, claims, losses, expenses, costs, obligations, and liabilities including, without limiting the generality of the foregoing, liabilities for attorneys' fees and all Third Party Claims, as defined herein, and non-Third Party Claims (such items hereinafter collectively referred to as "Loss and Expense"), suffered, directly or indirectly, by Buyer by reason of, or arising out of, (i) any breach of any representation or warranty made by Sellers pursuant to this Agreement, (ii) any failure by Sellers to perform or fulfill any of its covenants or agreements set forth in this Agreement, or (iii) any litigation, proceeding or claim
(including any claim for warranty repairs) by any third party, insofar as any of the foregoing relate in any way to Sellers' business or operations on or prior to the Closing Date or Sellers' liabilities not assumed by Buyer; provided, however, that Sellers do not indemnify Buyer for any Loss and Expense arising from Buyer's own misconduct or gross negligence.

4.2 Indemnification of Sellers. Buyer hereby expressly indemnifies and holds Sellers harmless from and against any and all Loss and Expense suffered, directly or indirectly, by Sellers by reason of, or arising out of, (i) any breach of any misrepresentation or warranty made by Buyer pursuant to this Agreement, (ii) any failure by Buyer to perform or fulfill any of its covenants or agreements set forth in this Agreement or any agreement executed in connection herewith or any obligations assumed by Buyer pursuant hereto, or (iii) any litigation, proceeding or claim (including any claim for warranty repairs) by any third party relating to the business as conducted by Buyer after the Closing Date or Sellers' liabilities not assumed by Buyer; provided, however, that Buyer does not indemnify Sellers for any Loss and Expense arising from Sellers' own misconduct or gross negligence.

4.3 Parties in Interest. The provisions of this Article 4 shall be binding upon, and inure solely to the benefit of, the parties to this Agreement and their respective successors and assigns. Nothing in this
Article 4 is intended to confer any right or remedy on any other party, including governmental authorities, to relieve or discharge the obligation or liability of any third party to this Agreement or to give any third party any right of subrogation or action over or against any party to this Agreement.

4.4  Procedure for Indemnification.

(1) Claims by Third Parties. This section deals with the procedure for indemnification with respect to the claims of third parties. "Third party" means any person or entity who or which is not a party to this Agreement, and includes claims by present and former employees. In the event that any indemnified party receives written notice of the commencement of any action or proceeding by a third party, the assertion of any claim by a third party or the imposition of any penalty or assessment by a third party for which indemnity may be sought pursuant to this Article IV, such indemnified party shall promptly provide the indemnifying party with written notice of such action, proceeding, claim, penalty or assessment, and such:
indemnifying party shall, upon receipt of such notice, be entitled to participate in or, at the indemnifying party's option, assume the defense, appeal or settlement of such action, proceeding, claim, penalty or assessment with respect to which such indemnity has been invoked with counsel of its choosing, and such indemnified party 'will fully cooperate with the indemnifying parry in connection therewith; provided that such indemnified party shall be entitled to employ, at its own expense, counsel to represent such indemnified party if, in such indemnified party's reasonable judgment, a conflict of interest between the indemnifying party and the indemnified party exists in respect of such claim. In the event that the indemnifying party fails to assume the defense, appeal or settlement of such action, proceeding, claim, penalty of such indemnified party, such indemnified party shall after ten (10) days written notice to indemnifying party have the right to undertake the defense or appeal of or settle or compromise such action, proceeding, claim, Penalty or assessment on behalf of and for the account and risk of the indemnifying party. The indemnifying party shall not settle or compromise any such action, proceeding, claim penalty or assessment without Such indemnified party's prior written consent, which shall not be unreasonably withheld, unless the terms of such settlement or compromise release such indemnified party from any and all liability with respect to such claim. If the indemnified party has not responded within thirty (30) days of notice of the proposed settlement or compromise, the indemnifying party shall have the right to enter into such settlement or compromise.

(2)  Claims by Parties to this Agreement.

(a) Any indemnifiable claim shall be asserted by written notice to the indemnifying party.

                    (b) If rights to indemnification of a non-third Party Claim have not been resolved within sixty (60) days after notice thereof, the issue will be determined by arbitration by three arbitrators, one of whom will be appointed by Buyer and one by Sellers and the third by the other two. The arbitration shall be conducted pursuant to the commercial arbitration rules and regulations of the American Arbitration Association. The parties agree that the determination of the arbitrators shall be final and binding. In the event of such an arbitration, the parties will each bear the cost of their own legal expenses and the expenses of the arbitration shall be borne equally by the parties or as awarded by the arbitrator.

     4.5 Right to Set-Off. In the event Buyer shall suffer any Loss or Expense for which Sellers are obligated to indemnify Buyer pursuant to the provisions of this
Article 4, the principal amount of the Promissory
Notes referred to in Paragraph 1.2.1 and 1.2.2, shall be reduced pro rata by the amount of any such Loss or Expense and the payment schedule for the Notes shall be recalculated on the basis of the adjusted principal balances. The right to withhold any payments shall not be deemed or construed to limit Sellers' liability hereunder. there shall be not be a fight of offset with respect to any third party claim unless and until such claim shall have been reduced to either a final and non-appealable judgment or a final settlement agreement setting forth the fact and extent of the claim subject to indemnification. There shall not be a right of setoff with respect to claims of parties to this agreement (that is, non-third parry claims) unless and until the claim has been determined by the decision of the panel of arbitrators referred to in Section 4.4(2)(b).

ARTICLE 5. Environmental Matters

     5.1 Compliance. To the best of Sellers' knowledge the real property of Sellers and its existing and prior use by Sellers comply and have at all times complied with, and Sellers are not in violation of, and have not violated, in connection with the ownership, use, maintenance or operation of the real property and the conduct of the business related thereto, any applicable federal, state, county or local statutes, laws, regulations, rules, ordinances, codes, licenses and permits of all governmental authorities relating to environmental matters, including without limitation, the Clean Air Act, the Federal Water Pollution Control Act of 1972, the Resource Conservation and
Recovery Act of 1976, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and the Toxic Substances Control Act (and any amendments or extensions thereof).

ARTICLE 6.  Miscellaneous.

6.1 Expenses. Each party hereto shall bear all of its own expenses incurred in connection with the transactions contemplated by this Agreement, including, without limitation, accounting and legal fees incurred in connection therewith; provided, however, that ad valorem taxes shall be prorated between Sellers and Buyer as of the Closing Date and payment shall be made as set forth in the Tax Proration Agreement, Schedule 6.1 attached hereto and incorporated herein.

6.2 Assignments. This Agreement may be assigned by Buyer, subject to security interests remaining in effect with respect to the transferred assets to any one or more corporations or partnerships designated to receive the assets of the Sellers and the representations, warranties, and indemnities contained herein shall run to each such entity with respect to the assets and liabilities transferred thereto. Responsibility for Buyer's portion of representations and warranties shall be assumed by any such assignee of Buyer in addition to the undertakings of Buyer hereunder.

6.3 Further Assurances. From time to time prior to, at and after the Closing Date, Seller and Buyer will execute all such instruments and take all such actions as Buyer or Seller, being advised by counsel, shall reasonably request in connection with carrying out and effectuating the intent and purpose hereof and all transactions and things contemplated by this Agreement, including, without limitation, the execution and delivery of a bill of sale on the Closing Date.

6.4 Notices. All notices, demands an other communications that may be or are required to be given hereunder or with respect hereto shall be in writing, shall be given either by personal delivery or by certified mail, return receipt requested, or by facsimile confirmed in writing, and shall be deemed to have been given or made when personally delivered, three (3) days after the date such notice is deposited in the mail, first class postage prepaid, or when sent by facsimile confirmed in writing, charges prepaid, addressed as follows:


6.4.1 If to Buyer:
                         c/o John H. Sanford
                         Houze Glass Corp.
                         902 S. Main St.
                         Point Marion, PA  15474

          with a copy (which shall not constitute notice) to:

                              James K. Kuyk, Esquire
                              Post Office Box 1431
                              Charleston, South Carolina  29402

or to such other address as Buyer may from time to time designate.

6.4.2     If to Sellers:
                         c/o Left Corp.
                         P.O. Box 850514
                         Mesquite, TX 75185-0514

or to such other address as Seller may from time to time designate.

6.5 Captions. The captions of Articles and sections of this Agreement are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

6.6 Law Governing. This Agreement shall be governed by, construed, and enforced in accordance with the laws of the State of Texas.

6.7 Waiver of Provisions. The terms, covenants, representations, warranties and conditions of this
Agreement may be waived only by a written instrument executed by the party waiving compliance. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later date to enforce the same or to enforce any future compliance with or performance of any of the provisions hereof. No waiver by any party of any condition or the breach of any provision, term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of the breach of any other provision, term, covenant, representation or warranty of this Agreement.

6.8 Counterparts. This Agreement may be executed in several counterparts, and all counterparts so executed shall constitute one agreement, binding in the parties hereto, notwithstanding that all the parties are not signatory to the original or the same counterpart.

6.9 Entire Agreement. This Agreement, together with the schedules, exhibits and agreements executed in connection herewith, constitute the entire agreement between the parties and supersedes and cancels any and all prior agreements between them relating to the subject matter hereof, and may not be amended except in a writing signed by all of the parties hereto.

6.10 Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision never comprised a part hereof, and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provisions, there shall be added automatically as part of this Agreement, a provision as similar in its terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

6.11 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their successors and permitted assigns.

6.12 Survival. The representations, warranties, and indemnities of Buyer and Sellers set forth herein shall survive the Closing Date for a period of three years, except that the representations and warranties respecting contracts and assigned to and assumed by Buyer hereunder shall survive with respect to each such contract for the duration of the statute of limitations applicable to each such contract.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.
                              SELLERS:

ATTEST:                       NUMO MANUFACTURING COMPANY, INC.


     BJS                      By:  \s\Connie Pullen
Secretary
(Corporate Seal)                        Its: President

                              DIAMOND CAP COMPANY, INC.


     BJS                      By:  \s\Betty J. Standridge
Secretary
(Corporate Seal)                        Its: Secretary

                              BUYER:

ATTEST:                       NUMO ACQUISITION MANUFACTURING, INC.



     L.S. ,  J. S.                 By:  \s\John Sanford
Secretary
(Corporate Seal)                        Its: President





Exhibit 10.11

STATE OF SOUTH CAROLINA )
                    )                        LOAN AGREEMENT
COUNTY   OF  CHARLESTON  )



     THIS LOAN AGREEMENT is made and entered into this 1st day of May, 1997, by and between BLIND
JOHN, LLC, its successors and assigns ("Lender") and WILSON
BROTHERS ("Borrower").

     In consideration of the Lender making a loan in the original principal amount of Five Hundred Fifty
Thousand and No/100 ($550,000.00) Dollars to Borrower (the
"Loan"), as evidenced by a promissory note of even date herewith, together with all renewals, extensions, or modifications thereof (the "Note"), Borrower agrees as follows:

1. Representations and Warranties. To induce the Lender to make the Loan, Borrower represents and warrants, which shall survive the execution and delivery of the Note, that Borrower is duly organized, existing and in good standing, has corporate power to carry on the business in which it is engaged, and the obtaining and performance of the Loan have been duly authorized by all necessary action of the board of directors and shareholders of the corporation under applicable law.

2.   Affirmative Covenants.  Borrower will:

     (a) Pay lender at closing a fully earned and nonrefundable origination fee in the amount of Three
Thousand Five Hundred ($3,500.00) Dollars.

     (b) Reimburse Lender for all expenses and fees associated with the making of this Loan.

     (c) On or before the first anniversary of the date of this Agreement, Borrower shall pay to the Lender the sum of $30,000 as an additional loan origination fee. At the option of the Lender, exercisable at any time prior to such first anniversary date, by five days written notice given by the Lender to the Borrower, in lieu of receiving payment of such $30,000 origination fee, Lender shall have the right to purchase for $100.00 total such number of shares of common stock of Borrower equal to three (3%) percent (or $10,000 and 2% or $20,000 and 1% at lender's election) of the Borrower's fully diluted equity at the time of such election to purchase (taking into account and giving effect to the right, if any, of the holders of the convertible securities of the Borrower to treat accrued and unpaid interest on such convertible securities as principal for the purpose of converting such convertible securities);
provided, however, that the Borrower has sufficient shares of common stock which are currently authorized and unissued available for purchase by the Lender of three (3%) percent of the Borrower's fully diluted equity at the time of such election. The Borrower will use reasonable efforts to reserve and set apart and have a number of shares of authorized but unissued common stock available and deliverable upon the exercise by the Lender of the right to purchase such shares sufficient to enable Borrower to fulfill its obligations hereunder.

     (d) Collaterally assign and pledge to Lender as additional security for performance of this Loan, Borrower's interest in the secured promissory note, mortgage and assignment of leases & rents, all of which are dated May 12, 1994 (collectively "Detroit Collateral"), between Borrower and Northern Engineering Corporation;
and upon default Lender shall have full power and right to exercise Borrower's rights in the Detroit Collateral to satisfy payment of obligations under this Loan and the Note. Borrower shall deliver the Detroit Collateral to Lender to hold until the Loan is paid in full. Borrower further represents and warrants that the Detroit Collateral has not been heretofore pledged or encumbered by Borrower.

     (e) Secure the unconditional guaranty of payment of the Loan by John H. Sanford which guaranty shall be secured by a first mortgage on his interest in the real property described on Exhibit ___ hereto.

     (f)  Furnish to Lender a Five Hundred Fifty Thousand
($550,000) Dollar life insurance policy on the life of John H. Sanford as collateral security for the performance of the Loan and Note.

3. Negative Covenants. Borrower may not without prior written consent of Lender assign, pledge, or grant any interest in the Detroit Collateral,

4. Events of Default. The Lender shall have the option to declare the entire unpaid amount of the Loan and accrued interest immediately due and payable, without presentment, demand, or notice of any kind, if any of the following events occurs before the Loan is fully repaid.

     (a)  Any default under the terms of the Note.

     (b) Any payment of principal or interest on the Loan is not made when due.

     (c) Any provision, representation or warranty of this Agreement is breached or proves to be untrue or misleading in any material respect.

     (d) Any voluntary or involuntary bankruptcy, reorganization, insolvency, arrangement, receivership, or similar proceeding is commenced by or against Borrower under any federal or state law, or Borrower makes any assignment for the benefit of creditors.

     (e) Any judgment is entered against Borrower that is not satisfied or appealed within thirty days.

5. Remedies Upon Default. Upon the occurrence, or the discovery by Lender of the occurrence of any of the foregoing events, circumstances or conditions of default, Lender shall have, in addition to its option to declare the entire unpaid amount of the Loan and accrued interest thereon immediately due and payable, all the rights and remedies of a secured party under applicable state law. Without in any way limiting the generality of the foregoing, Lender shall also have the following specific rights and remedies:

     (a) To take immediate possession of all collateral securing this Loan, whether now owned or hereafter acquired, without notice, demand, presentment, or resort to legal process, and, for the purposes, to enter any premises where any of the collateral is located and remove the collateral therefrom or render it unusable.

     (b) To obtain the collateral in satisfaction of any unpaid principal or interest on the Loan or sell the collateral at public or private sale after giving at least five
(5) days notice of the time and place of the sale.

     (c)  To foreclose on any real property securing the Loan.

     (d) To demand Borrower to apply all available cash flow or receivables from Borrower's subsidiaries,
Houze Glass Corporation and Numo Manufacturing Acquisition, Inc., to the repayment of the Loan. Borrower hereby assigns and grants a security interest in such cash flow or receivables to Lender as additional collateral hereunder and agrees to execute any additional security agreement and financing statements deemed necessary or desirable in Lender's sole discretion in order to perfect Lender's security interest in such cash flow or receivables.
Lender shall be entitled to the appointment of one or more receivers to collect such funds.

     (e) The proceeds from any disposition of the collateral for the Loan shall be used to satisfy the expenses of liquidating any collateral, unpaid fees, accrued interest, reasonable attorney's fees of Lender, and the unpaid principal amount of the Loan. If the proceeds realized from the disposition of the collateral shall fail to satisfy any of the foregoing items, Borrower shall forthwith pay any deficiency to Lender upon demand and Lender shall be entitled to a judgment in the amount of any unpaid deficiency together with interest thereon at the rate of fourteen (14%) percent until paid and costs of collection including attorney fees.

6. Waiver. No failure or delay on the part of Lender in exercising any power or right hereunder, and no failure of Lender to give Borrower notice of a default hereunder, shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power preclude any other or further exercise of any other right or power hereunder. No modification or waiver of any provision of this Agreement or any instrument executed pursuant hereto or consent to any departure by Borrower from this Agreement or such instrument shall in any event be effective unless the same shall be in writing, and such waiver or consent shall be effective only in the specific instance and for the particular purpose for which given.

7. Benefit. This Agreement shall be binding upon and shall inure to the benefit of Borrower and Lender and their respective successors and assigns. Lender may assign this Agreement in whole or in part with any assignment of the Loan. Borrower may not assign this Agreement or its obligations under the Loan without Lender's written consent.

8. Governing Law and Jurisdiction. This Agreement and the other documents pertaining to the Loan, unless otherwise specifically provided therein, and all matters relating thereto shall be governed by and construed and interpreted in accordance with the laws of the State of South Carolina. The Borrower hereby submits to the jurisdiction of the state and federal courts located in that state and agrees that the Lender may, at its option, enforce its rights under the documents pertaining to the Loan in such courts or in any other jurisdiction in which the Lender is located or in which the Borrower may be located.

9. Severability. Invalidity of any one or more of the provisions of this Agreement shall in no way affect any one of the other provisions hereof, which shall remain in full force and effect.

10.  JURY TRIAL WAIVER.  AS PART OF THE CONSIDERATION FOR THE
LOAN, BORROWER
HEREBY WAIVES TRIAL BY JURY OF ANY ISSUE RELATING TO THE LOAN, TO
THE EXTENT
PERMITTED BY LAW.


                              WILSON BROTHERS

                         By:  \s\ John Sanford (SEAL)


                              Its: President/ C.E.O.

ACCEPTED:


     BLIND JOHN, LLC

By:  \s\ William C. Sanford
     William C. Sanford

     Its: Managing Member


Exhibit 10.12

PROMISSORY NOTE
     $630,000.00    May 1st, 1997

FOR VALUE RECEIVED, NUMO MANUFACTURING ACQUISITION, INC., a Texas corporation
(hereinafter referred to as "Maker") promises to pay to the order of NUMO MANUFACTURING COMPANY, INC.
(together with its successors and assigns hereinafter referred to as "Payee") at Dallas, Texas or such other place as the holder hereof may from time to time appoint in writing, in lawful money of the United States of America, the principal sum of Six Hundred Thirty Thousand and No/100 Dollars ($630,000.00), together with interest on the principal balance from time to time unpaid, as hereinafter provided, until maturity.

From the date hereof until the first Adjustment Date, the unpaid principal balance shall bear interest at the rate of eight percent (8%) per annum, compounded daily. On the first Adjustment Date, the interest rate shall be increased by an amount equal to fifty percent (50%) of the increase, if any, between the prime rate published in the Wall Street Journal on the (x) first Adjustment Date and (y) date hereof. On each Adjustment Date thereafter, the interest rate shall be increased or decreased (but not below eight percent (8%) per annum or above eleven percent
(11%) per annum) by an amount equal to fifty percent (50%) of the difference between the prime rate published in the Wall Street Journal on the (x) Adjustment Date and (y) immediately preceding Adjustment Date. For the purposes hereof, the term "Adjustment Date" shall mean October 1, 1997, and each April 1 and October 1, thereafter, through and including October 1, 2003. Notwithstanding the foregoing provisions to the contrary, the interest rate, as adjusted, shall not exceed the maximum rate permitted by applicable law. If applicable law provides for a ceiling under Tex. Rev. Civ. Stat.Ann. art. 5069-1.04, that ceiling shall be the indicated rate ceiling.

Principal and interest shall be paid on the basis of a ten-year amortization schedule, recalculated on each
Adjustment Date. Installments of principal and interest, shall be paid on the first day of each January, April, July and October, commencing July 1, 1997 and concluding on January 1, 2004. On April 1, 2004, the remaining principal balance of and accrued interest on this Note shall be paid in full.

Upon default in the making of any payments of interest or principal due under this Note, or the promissory note of even date executed by Maker in favor of DIAMOND CAP COMPANY, INC. ("DCC Note"), and the failure of Maker to cure such default within ten (10) days after receipt of written notice of such default, the holder of this Note at its election may mature this Note, in which event the remaining unpaid balance of principal and interest shall at once become due and payable. Notwithstanding the foregoing provisions to the contrary, holder shall not be required to provide notice of default more than three (3) times during any twelve (12) month period.

Maker shall have the right and privilege to prepay the principal of and interest on the Note, in full, at any time, without premium or penalty.

If any payment of principal or interest hereunder shall become due, or if any Adjustment Date shall fall, on a day on which banks in the City of Dallas, Texas generally are not open for business, such payment or interest rate adjustment shall be made on the next following day on which banks in the City of Dallas, Texas generally are open for business and such extension of time shall be included in computing interest in connection with any such payment.

Upon the occurrence and during the continuance of a default by Maker in its obligations hereunder, or following maturity, at Payee's option, in lieu of the interest hereinabove provided, interest shall accrue on the unpaid principal balance at the lower of the maximum rate permitted by applicable state or federal law, or eighteen percent
(18%) per annum.

Maker, its successors or assigns, and all guarantors and other persons liable hereon or liable for the payment of this Note waive presentment for payment, demand, protest, and notice of demand, protest, and nonpayment, notices of intention to accelerate the maturity hereof and consent to any and all renewals, extensions or modifications that might be made by Payee as to the time of payment of this Note from time to time, and further agree that any security for this Note or any portion thereof may, from time to time, be modified or released in whole or in part without affecting the liability of any party liable for the payment of this Note.

The Note is secured by collateral described in that certain
Security Agreement of even date herewith executed by Maker and Payee ("Security Agreement"). The Security
Agreement sets forth certain further events of default hereunder and provides for the acceleration of the indebtedness evidenced hereby under the circumstances set forth therein.

If this Note is not paid at maturity and is placed in the hands of an attorney for collection or if it is collected through a bankruptcy, probate, or any other judicial proceedings, then the Maker agrees and promises to pay to the holder hereof reasonable attorneys' fees for collection.

This Note is hereby expressly limited so that in no contingency or event whatsoever, whether by acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Payee for the use, forbearance or detention of the money advanced or to be advanced hereunder exceed the highest lawful rate permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provision hereof or of any other consideration received or agreement evidencing or securing the indebtedness, at the time payment of such consideration or performance of such provision occurs, shall involve the payment of interest in excess of that authorized by law, the obligation to be fulfilled shall be reduced to the limit so authorized by law, and if, from any circumstances whatsoever, Payee shall ever receive as interest an amount that would exceed the highest lawful rate applicable to Maker, such amount that would be excessive interest shall be applied to the reduction of the unpaid principal balance of the indebtedness evidenced hereby and not to the payment of interest, and if the principal amount of this Note is paid in full, any remaining excess shall forthwith be paid to Maker. In determining whether or not the interest paid or payable under any specific contingency exceeds the maximum rate permissible under applicable law, Payee and Maker shall, to the maximum extent permitted under applicable law, (i) characterize any nonprincipal payments as an expense, fee or premium rather than as interest; (ii) exclude voluntary prepayments and the effects thereof; and (iii) amortize, prorate, allocate and spread, in equal parts, the total amount of interest throughout the entire contemplated term of this Note so that the interest rate is uniform throughout the entire term; provided that, if this Note is paid and performed in full prior to the end of the full contemplated term hereof, and if the interest received for the actual period of existence hereof exceeds the highest lawful rate permissible under applicable law, Payee shall refund to Maker the amount of such excess or credit the amount of such excess against the principal amount of this Note and, in such event, Payee shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of the highest lawful rate permissible under applicable law.

This Note is given and accepted as evidence of indebtedness only, and not in payment or satisfaction of any indebtedness or obligation.

The form and essential validity of this Note shall be governed by the laws of the State of Texas. If any provision of this Note is prohibited by, or is unlawful or unenforceable under, any applicable law of any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such prohibition without invalidating the remaining provisions hereof; provided that where the provisions of any such applicable law may be waived, they hereby are waived by Maker to the full extent permitted by law in order that this Note shall be deemed to be a valid and binding Note in accordance with its terms.

Time is of the essence with respect to all of Maker's obligations and agreements under this Note.

This Note and all the provisions, conditions, promises and covenants hereof shall be binding in accordance with the terms hereof upon Maker, its successors and assigns, provided nothing herein shall permit any assignment of this Note by Maker.

This Note is subject to offset as provided in that certain Asset
Purchase Agreement of even date among
Maker, Payee and Diamond Cap Company, Inc.

IN WITNESS WHEREOF, Maker has executed this Note on the date first hereinabove written.

                              NUMO MANUFACTURING ACQUISITION, INC.

                              By:  \s\ John Sanford
                              Its:      President


PROMISSORY NOTE
     $225,000.00    May 1st, 1997

FOR VALUE RECEIVED, NUMO MANUFACTURING ACQUISITION, INC., a Texas corporation
(hereinafter referred to as "Maker") promises to pay to the order of DIAMOND CAP COMPANY, INC. (together with its successors and assigns hereinafter referred to as "Payee") at Dallas, Texas or such other place as the holder hereof may from time to time appoint in writing, in lawful money of the United States of America, the principal sum of Two Hundred Twenty-five Thousand and No/100 Dollars ($225,000.00), together with interest on the principal balance from time to time unpaid, as hereinafter provided, until maturity.

From the date hereof until the first Adjustment Date, the unpaid principal balance shall bear interest at the rate of eight percent (8%) per annum, compounded daily. On the first Adjustment Date, the interest rate shall be increased by an amount equal to fifty percent (50%) of the increase, if any, between the prime rate published in the Wall Street Journal on the (x) first Adjustment Date and (y) date hereof. On each Adjustment Date thereafter, the interest rate shall be increased or decreased (but not below eight percent (8%) per annum or above eleven percent
(11%) per annum) by an amount equal to fifty percent (50%) of the difference between the prime rate published in the Wall Street Journal on the (x) Adjustment Date and (y) immediately preceding Adjustment Date. For the purposes hereof, the term "Adjustment Date" shall mean October 1, 1997, and each April 1 and October 1, thereafter, through and including October 1, 2003. Notwithstanding the foregoing provisions to the contrary, the interest rate, as adjusted, shall not exceed the maximum rate permitted by applicable law. If applicable law provides for a ceiling under Tex. Rev. Civ. Stat.Ann. art. 5069-1.04, that ceiling shall be the indicated rate ceiling.

Principal and interest shall be paid on the basis of a ten-year amortization schedule, recalculated on each
Adjustment Date. Installments of principal and interest, shall be paid on the first day of each January, April, July and October, commencing July 1, 1997 and concluding on January 1, 2004. On April 1, 2004, the remaining principal balance of and accrued interest on this Note shall be paid in full.

Upon default in the making of any payments of interest or principal due under this Note, or the promissory note of even date executed by Maker in favor of NUMO MANUFACTURING COMPANY, INC., and the failure of Maker to cure such default within ten (10) days after receipt of written notice of such default, the holder of this Note at its election may mature this Note, in which event the remaining unpaid balance of principal and interest shall at once become due and payable. Notwithstanding the foregoing provisions to the contrary, holder shall not be required to provide notice of default more than three (3) times during any twelve (12) month period.

Maker shall have the right and privilege to prepay the principal of and interest on the Note, in full, at any time, without premium or penalty.

If any payment of principal or interest hereunder shall become due, or if any Adjustment Date shall fall, on a day on which banks in the City of Dallas, Texas generally are not open for business, such payment or interest rate adjustment shall be made on the next following day on which banks in the City of Dallas, Texas generally are open for business and such extension of time shall be included in computing interest in connection with any such payment.

Upon the occurrence and during the continuance of a default by Maker in its obligations hereunder, or following maturity, at Payee's option, in lieu of the interest hereinabove provided, interest shall accrue on the unpaid principal balance at the lower of the maximum rate permitted by applicable state or federal law, or eighteen percent
(18%) per annum.

Maker, its successors or assigns, and all guarantors and other persons liable hereon or liable for the payment of this Note waive presentment for payment, demand, protest, and notice of demand, protest, and nonpayment, notices of intention to accelerate the maturity hereof and consent to any and all renewals, extensions or modifications that might be made by Payee as to the time of payment of this Note from time to time, and further agree that any security for this Note or any portion thereof may, from time to time, be modified or released in whole or in part without affecting the liability of any party liable for the payment of this Note.

The Note is secured by collateral described in that certain
Security Agreement of even date herewith executed by Maker and Payee ("Security Agreement"). The Security
Agreement sets forth certain further events of default hereunder and provides for the acceleration of the indebtedness evidenced hereby under the circumstances set forth therein.

If this Note is not paid at maturity and is placed in the hands of an attorney for collection or if it is collected through a bankruptcy, probate, or any other judicial proceedings, then the Maker agrees and promises to pay to the holder hereof reasonable attorneys' fees for collection.

This Note is hereby expressly limited so that in no contingency or event whatsoever, whether by acceleration of maturity of the indebtedness evidenced hereby or otherwise, shall the amount paid or agreed to be paid to Payee for the use, forbearance or detention of the money advanced or to be advanced hereunder exceed the highest lawful rate permissible under applicable law. If, from any circumstances whatsoever, fulfillment of any provision hereof or of any other consideration received or agreement evidencing or securing the indebtedness, at the time payment of such consideration or performance of such provision occurs, shall involve the payment of interest in excess of that authorized by law, the obligation to be fulfilled shall be reduced to the limit so authorized by law, and if, from any circumstances whatsoever, Payee shall ever receive as interest an amount that would exceed the highest lawful rate applicable to Maker, such amount that would be excessive interest shall be applied to the reduction of the unpaid principal balance of the indebtedness evidenced hereby and not to the payment of interest, and if the principal amount of this Note is paid in full, any remaining excess shall forthwith be paid to Maker. In determining whether or not the interest paid or payable under any specific contingency exceeds the maximum rate permissible under applicable law, Payee and Maker shall, to the maximum extent permitted under applicable law, (i) characterize any nonprincipal payments as an expense, fee or premium rather than as interest; (ii) exclude voluntary prepayments and the effects thereof; and (iii) amortize, prorate, allocate and spread, in equal parts, the total amount of interest throughout the entire contemplated term of this Note so that the interest rate is uniform throughout the entire term; provided that, if this Note is paid and performed in full prior to the end of the full contemplated term hereof, and if the interest received for the actual period of existence hereof exceeds the highest lawful rate permissible under applicable law, Payee shall refund to Maker the amount of such excess or credit the amount of such excess against the principal amount of this Note and, in such event, Payee shall not be subject to any penalties provided by any laws for contracting for, charging, taking, reserving or receiving interest in excess of the highest lawful rate permissible under applicable law.

This Note is given and accepted as evidence of indebtedness only, and not in payment or satisfaction of any indebtedness or obligation.

The form and essential validity of this Note shall be governed by the laws of the State of Texas. If any provision of this Note is prohibited by, or is unlawful or unenforceable under, any applicable law of any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such prohibition without invalidating the remaining provisions hereof; provided that where the provisions of any such applicable law may be waived, they hereby are waived by Maker to the full extent permitted by law in order that this Note shall be deemed to be a valid and binding Note in accordance with its terms.

Time is of the essence with respect to all of Maker's obligations and agreements under this Note.

This Note and all the provisions, conditions, promises and covenants hereof shall be binding in accordance with the terms hereof upon Maker, its successors and assigns, provided nothing herein shall permit any assignment of this Note by Maker.

This Note is subject to offset as provided in that certain Asset
Purchase Agreement of even date among
Maker, Payee and Numo Manufacturing Company, Inc.

IN WITNESS WHEREOF, Maker has executed this Note on the date first hereinabove written.

                              NUMO MANUFACTURING ACQUISITION, INC.


                              By:  \s\ John Sanford
                              Its:      President





Exhibit 11.1

WILSON BROTHERS USA, INC. AND SUBSIDIARIES
Computation of Earnings (Loss) per Common and Equivalent Share
Five Years Ended December 31, 1998
(In thousands, except per share amounts)
     1998 1997 1996 1995 1994
Income (loss) from continuing operations     $    (290)     $
497  $    (58) $     (602)    $    (588)
Loss from discontinued operations, net of tax          -    -    -
-    (161)
Add: Interest on convertible
     note payable        *            125           *
*                 *

          Adjusted net income (loss)    $    (290)     $    622  $
(58) $     (602)    $    (749)

Average common stock and common
     equivalents:

Common stock   3,321     3,321     3,321     3,321     3,321
Conversion of note payable,
     including interest thereon       *          1,348         *
*          *
Issuable pursuant to a loan origination fee       *         140
*         *         *
               3,321     4,809     3,321     3,321     3,321

Net income (loss) per common and
     equivalent share:

          Continuing operations    $(0.09)   $0.15     $(0.02)
$(0.18)   $(0.18)
          Discontinued operations       -         -         -
-      (0.05)
               Basic     $(0.09)   $(0.15)   $(0.02)   $(0.18)
$(0.23)
               Diluted   $(0.09)   $(0.13)   $(0.02)   $(0.18)
$(0.23)

*Antidilutive

Exhibit 21.1

Subsidiaries of Wilson Brothers USA, Inc.

Name
State of
Incorporation/Organization
Houze Glass Corporation
Pennsylvania
Numo Manufacturing Acquisitions, Inc.
Texas
LM Plastics, Inc.
North Carolina
Houze West, LLC
Nevada
Bargain Building Products, LLC
Texas


Exhibit 27.1

Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FORM 10-K
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS

In 000's

PERIOD-TYPE
YEAR
FISCAL-YEAR-END
DEC-31-1998
PERIOD-START
JAN-01-1998
PERIOD-END
DEC-31-1998
CASH
147
SECURITIES
0
RECEIVABLES
1,739
ALLOWANCES
146
INVENTORY
1,452
CURRENT-ASSETS
3,227
PP&E
2,865
DEPRECIATION
2,111
TOTAL-ASSETS
4,197
CURRENT-LIABILITIES
4,962
BONDS
3,002
PREFERRED-MANDATORY
0
PREFERRED
0
COMMON
3,321
OTHER-SE
(7,088)
TOTAL-LIABILITY-AND-EQUITY
4,197
SALES
11,510
TOTAL-REVENUES
11,510
CGS
9,229
TOTAL-COSTS
11,787
OTHER-EXPENSES
13
LOSS-PROVISION
0
INTEREST-EXPENSE
322
INCOME-PRETAX
(290)
INCOME-TAX
0
INCOME-CONTINUING
(290)
DISCONTINUED
0
EXTRAORDINARY
0
CHANGES
0
NET-INCOME
(290)
EPS-BASIC
(.09)
EPS-DILUTED
(.09)



35






2

15

13

See accompanying notes to consolidated financial statements.
16
See accompanying notes to consolidated financial statements.
17

See accompanying notes to consolidated financial statements.
18
WILSON BROTHERS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


34


45




47