Form 10-Q
period 1999-03-31
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

7
This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1999

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at April 30, 1999.
Part I. Financial Information, Item 1.  Financial Statements

           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                           March 31,   December 31,
                                              1999          1998

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   451       $    147
     Receivables, less allowance of $141,000 in 1999
       and $133,000 in 1998                  1,614         1574
     Inventories                             1,244        1,452
     Other                                     170           54
          Total current assets               3,479        3,227
Goodwill, less accumulated amortization        100          116
Non-compete agreements, less accumulated amortization       113
100
Properties, at cost less accumulated depreciation        721
774

                                           $ 4,413       $4,197
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   637       $  612
     Current portion of notes payable          383          129
     Accounts payable                        1,591        1,786
     Accrued salaries and other employee costs           202
     132
     Accrued interest due affiliates           745          632
     Accrued interest due others                47          142
     Due to affiliates                       1,076        1,076
     Other current liabilities                 420          407
          Total current liabilities          5,101        4,916

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,176        1,176
Other liabilities                              616          616
                                             3,048        3,048
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                          13           14
Accumulated deficit                         (14,534)     (14,566)
          Total stockholders' deficit       (3,736)      (3,767)
                                            $4,413       $4,197
See accompanying notes to consolidated financial statements.

              Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)

                                 For the Three Months
                                    Ended March 31,
                                    1999     1998
                       (In thousands except per share amounts)

Net sales                           $3,123   $2,440

Cost of sales                       2,503    1,934
Selling, general and administrative expenses   535           625
                                    3,038    2,559

Income (loss) from operations          85    (119)

Other expense (income):
   Interest expense - affiliates       31       32
   Interest expense                    30       37
   Other, net                         (8)      (7)
                                       53       62
      Income (loss) from operations before
        provision for income taxes     32    (181)

Provision for income taxes              -        -

      Net income (loss)                32    (181)

Accumulated deficit - beginning     (14,566) (14,275)

Accumulated deficit - ending       $(14,534)     $(14,456)

Income (loss) per share
   Basic                            $0.01    $(0.05)
   Diluted                          $0.01    $(0.05)



See accompanying notes to consolidated financial statements.
           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                 For the Three Months
                                     Ended March 31,
                             1999               1998
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    32  $         (181)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       38       26
   Decrease (increase) in receivables, net    (40)       2
   Decrease (increase) in inventories 208    (142)
   Decrease (increase) in other current assets(116)   (34)
   Increase (decrease) in accounts payable   (195)     127
   Increase (decrease) in accrued salaries and
      other current liabilities        71    (174)
   Due from affiliates                 31     (31)
   Net cash used in operating activities     29      (407)
Cash flows used in investing activities:
   Capital expenditures               (3)     (26)
   Acquisition of intangibles           -     (30)
   Net cash used in investing activities     (3)      (56)
Cash flows from financing activities:
   Proceeds from long-term debt       253      523
   Minority interest capital contribution        -             9
   Increase in short-term borrowings   25     (29)
   Net cash provided by financing activities   278
503
Net increase (decrease) in cash and equivalents        304
40
Cash and equivalents at beginning of period    147           462
Cash and equivalents at end of period   $    451 $     502

See accompanying notes to consolidated financial statements.



   Summary of Significant Accounting Policies

(1)  Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998.

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of March 31, 1999, the Company had four wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze"), Bargain Building Products, LLC ("BBP") and LM Plastics, Inc. ("LMP") and a 75 percent
     ownership interest in Houze West LLC ("Houze West").   The
     Company had discontinued substantially all of the operations of LMP and Houze West as of December 31, 1997 and December
     31, 1998, respectively.   Numo and Houze operate in the
     specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts
     of  the  Company  and its majority-owned subsidiaries.   All
     significant intercompany items and transactions have been eliminated in consolidation.

     Income (loss) per Share

              Income per share has been calculated using weighted average number of outstanding shares of common stock of 4,809,458, which includes 1,348,338 shares assuming the conversion of the principal and accrued interest on the Convertible Note referred to in Note 4, and 140,081 shares issued pursuant to the loan origination fee agreement referred to in Note 4. Loss per share has been computed using only the weighted average number of outstanding shares of common stock (3,321,039 shares in each year), since the inclusion of common stock equivalents (shares issuable as referred to in Note 4) would be antidilutive.

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

 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                    March 31,     December 31,
                                        1999        1998

                                                     (In
     thousands)

     Raw materials                    $ 1,125      $1,045
     Work in process                          5      124
     Finished goods                      114         283
                                      $1,244       $1,452



 (3) Short-term Borrowings

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

     On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which expires on March 31, 1999 and has a limit in the amount of $750,000. Upon maturity an additional one-year renewal was obtained through March 31, 2000. This line of credit replaced the former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 31, 2000. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

(4)  Notes Payable to Affiliates and Others

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

     As of the beginning of 1997, Mr. Sanford, the Choate Foundation, and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of the Convertible Note and the Accounts Receivable in the amount of $1,230,000. On February 13, 1997, in a private transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) its $307,500 interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership") in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common
     Stock owned by the Partnership.   On January 25, 1999, Mr.
     Sanford purchased 150,000 shares in a private transaction. As a result of the above transactions, as of March 31, 1999, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,694,653 shares of the Company's Common Stock, constituting approximately 51.0 percent of the Company's outstanding Common Stock. As of March 31, 1999, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common Stock.

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


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of March 31, 1999, the Company had an accumulated deficit of $14.5 million and a consolidated working capital deficit of $1.6 million.

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

 (6) Acquisitions
     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock, of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. Sanford to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company had the option to purchase at any time, or after 3 years was obliged to purchase at the request of G&L Consultants, Inc., the remaining 10 percent outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20 percent for each month after April 9, 1997. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired is insignificant. The remaining 10 percent of the outstanding shares was acquired in March 1998 for $8,000.

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

     On November 12, 1997, the Company became the sole owner of a newly formed Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company sold 25% of its ownership interest to an unaffiliated company, Cactus Enterprises, LLC. Houze West maintained its manufacturing operations in Henderson, Nevada, where it entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West operated in the same business segment as the Company, primarily in the decoration of mugs and glassware, and was a manufacturing and sales distribution center to the Company's customers in the western United States. In December 1998, the operations were transferred to Houze. The Company plans to dissolve Houze West.

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8 per cent per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which a member of the Board of Directors is the principal owner. These loans are payable on demand.

(7)  Subsequent Events

     On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc.") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On April 5, 1999, BBP, Inc issued a convertible note in the aggregate amount of $500,000 with interest calculated at 5% per annum repayable in equal installments with interest over 36 months
     commencing November 5, 2000.   The note is convertible into
     300 shares of BBP, Inc. If such note were converted, the Company's interest in BBP, Inc would change from 90% to 60%.

     In April 1997, the Company entered into certain financing agreements with Blind John in connection with the acquisition of certain assets and its assumption of certain liabilities of Numo Manufacturing Company, Inc. and its wholly-owned subsidiary, Diamond Cap Company, Inc. On April 16, 1998, Blind John agreed to extend its option to receive shares of the Company's Common Stock to May 1, 1999 in lieu of receiving the loan origination fee, which the Company was obligated to pay Blind John pursuant to such financing arrangements. Again on April 5, 1999, Blind John agreed to extend its option to April 5, 2000.






Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of March 31, 2000; and other risk factors listed from time to time in the Company's quarterly reports.


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


Results of Operations


Three Months Ended March 31, 1999 Compared with the Three Months
Ended March 31, 1998

Net sales increased $.7 million in the three months ended March
31, 1999 as compared to the three months ended March 31, 1998.
The increase was primarily attributable to the increased sales of Numo's pocket coolie product.

The increase in cost of sales for the three months ended March 31, 1999 compared to March 31, 1998 is also attributable to the increased sales of Numo's pocket coolie product. Of the decrease in selling, general and administrative, $113,000 was due to the expiration of a consulting agreement related to the Numo acquisition.
Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Three Months ended
     March 31, 1999 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1999





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

Wilson Brothers USA, Inc.


Date:    January 23, 2001              By:    /s/ Frank J. Zanin,
Jr.
                                            Frank J. Zanin, Jr.
                                            Chief Executive
                                            Officer and
                                            Principal Financial
                                            Officer

 Exhibit 27.1

Financial Data Schedule for the Three Months Ended March 31, 1999
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1999
PERIOD-START                  JAN-01-1999
PERIOD-END                    MAR-31-1999
CASH                          $     451
SECURITIES                              0
RECEIVABLES                       1,755
ALLOWANCES                           141
INVENTORY                         1,244
CURRENT-ASSETS                    3,479
PP&E                              2,867
DEPRECIATION                      2,146
TOTAL-ASSETS                      4,413
CURRENT-LIABILITIES               5,101
BONDS                             3,048
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (7,057)
TOTAL-LIABILITIES-AND-EQUITY      4,413
SALES                             3,123
TOTAL-REVENUES                    3,123
COGS                              2,503
TOTAL-COSTS                       3,038
OTHER-EXPENSES                         53
LOSS-PROVISION                          0
INTEREST-EXPENSE                       61
INCOME-PRETAX                          32
INCOME-TAX                               0
INCOME-CONTINUING                      32
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                             32
EPS-BASIC                             .01
EPS-DILUTED                           .01