Form 10-Q
period 1999-06-30
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

2
This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1999

                               OR

[  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________

Commission file number     1-3329

                    WILSON BROTHERS USA, INC.
     (Exact name of registrant as specified in its charter)

           ILLINOIS                          36-1971260
(State o r other jurisdiction of          (I.R.S. Employee
incorporation or organization)          Identification No.)

  125 King Street, Suite 204
        Charleston, SC                         29401
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:    (843) 723-
8684

    902 South Main Street
   Point Marion, PA  15474
(Registrant's former address)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       No   X

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at July 31, 1999.


Part I. Financial Information, Item 1.  Financial Statements

           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            June 30,   December 31,
                                              1999          1998

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   286       $    147
     Receivables, less allowance of $105,000 in 1999
       and $133,000 in 1998                  1,651         1574
     Inventories                             1,667        1,452
     Other                                     244           54
          Total current assets               3,848        3,227
Goodwill, less accumulated amortization         90          116
Non-compete agreements, less accumulated amortization       111
100
Properties, at cost less accumulated depreciation        713
774

                                           $ 4,762       $4,197
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   628       $  612
     Current portion of notes payable          657          129
     Accounts payable                        1,735        1,786
     Accrued salaries and other employee costs           157
     132
     Accrued interest due affiliates           672          632
     Accrued interest due others                93          142
     Due to affiliates                       1,076        1,076
     Other current liabilities                 422          407
          Total current liabilities          5,440        4,916

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,150        1,176
Other liabilities                              616          616
                                             3,022        3,048
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                          13           14
Accumulated deficit                         (14,498)     (14,566)
          Total stockholders' deficit       (3,700)      (3,767)
                                            $4,762       $4,197
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                             For the Three Months For the Six Months
                               Ended June 30,       Ended June 30,
                                1999     1998      1999    1998
                            (In thousands except per share amounts)

Net sales                      $3,484   $3,153    $6,607 $5,593

Cost of sales                   2,781    2,452    5,284   4,386
Selling, general and administrative expenses      625    612   1
,160                            1,237
                                3,406    3,064    6,444   5,623

Income (loss) from operations      78       89      163    (30)

Other expense (income):
   Interest expense - affiliates        31        28     62
60
   Interest expense                30       46       60      83
   Other, net                    (19)    (164)     (27)   (172)
                                   42     (90)       95    (29)
      Income (loss) from operations before
        provision for income taxes      36        179    68
(1)

Provision for income taxes          -        -        -       -

      Net income (loss)            36      179       68     (1)

Accumulated deficit - beginning         (14,534)  (14,456)     (
14,566)                        (14,276)

Accumulated deficit - ending   $(14,498)     $    (14,277)  $(1
4,498)                              $   (14,277)

Income (loss) per share
   Basic                        $0.01   $ 0.05    $0.02  $    -
   Diluted                      $0.01   $ 0.04    $0.01  $    -



See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                  For the Six Months
                                     Ended June 30,
                             1999               1998
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    68  $           (1)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization       78       63
   Decrease (increase) in receivables, net    (77)    (94)
   Decrease (increase) in inventories(215)   (115)
   Decrease (increase) in other current assets(190)   (25)
   Increase (decrease) in accounts payable    (51)      64
   Increase (decrease) in accrued salaries and
      other current liabilities        25    (156)
   Due from affiliates                  6     (31)
   Net cash used in operating activities     (356)         (295)
Cash flows used in investing activities:
   Capital expenditures              (23)     (54)
   Acquisition businesses and intangibles        -          (30)
   Net cash used in investing activities     (23)     (84)
Cash flows from financing activities:
   Proceeds from long-term debt       502      317
   Minority interest capital contribution        -            10
   Increase in short-term borrowings   16     (79)
   Net cash provided by financing activities   518
248
Net increase (decrease) in cash and equivalents        139
(131)
Cash and equivalents at beginning of period    147           462
Cash and equivalents at end of period   $    286 $     331

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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of June 30, 1999, the Company had three wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP"), and a 90 percent ownership interest in Bargain Building Products, LLC ("BBP") and a 75 percent ownership in Houze West LLC
     ("Houze West").   The Company had discontinued substantially
     all of the operations of LMP and Houze West as of December
     31, 1997 and December 31, 1998, respectively.   Numo and
     Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.

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

 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                     June 30,     December 31,
                                        1999        1998

                                                     (In
     thousands)

     Raw materials                    $ 1,602      $    1,045
     Work in process                          12     124

     Finished goods                       53         283
                                      $1,667       $1,452



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

     As of the beginning of 1997, Mr. Sanford, the Choate Foundation, and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of the Convertible Note and the Accounts Receivable in the amount of $1,230,000. On February 13, 1997, in a private transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) its $307,500 interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership") in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of common
     Stock owned by the Partnership.   On January 25, 1999, Mr.
     Sanford purchased 150,000 shares of common stock in a private transaction. As a result of the above transactions, as of June 30, 1999, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,694,653 shares of the Company's Common Stock, constituting approximately 51.0 percent of the Company's outstanding Common Stock. As of June 30, 1999, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common Stock.

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

     On April 5, 1999, BBP issued convertible notes ($500,000 in aggregate) to Blind John, LLC, Brett Smith (Director) and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000, respectively. The notes bore interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of June 30, 1999, the Company had an accumulated deficit of $14.5 million and a consolidated working capital deficit of $1.6 million.

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

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available (the "Financing Option"). The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998 and again on April 5, 1999, the Company and Blind John agreed to extend the exercise period to May 1, 1999 and April 5, 2000, respectively.

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

     On April 5, 1999, BBP issued convertible notes ($500,000 in aggregate) to Blind John, LLC, Brett Smith (Director) and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000, respectively. The notes bore interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.





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


In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John has the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available. The Company advanced the full amount of the proceeds of such loan to Numo. In addition, Numo entered into a lease agreement with one of the selling entities for a manufacturing facility located at 700 Hickory Tree Road, Mesquite, Texas for a term of 7 years at an annual base rent of $76,000. The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998 and again on April 5, 1999, the Company and Blind John agreed to extend the exercise period to May 1, 1999 and April 5, 2000, respectively.

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

On April 5, 1999, BBP issued convertible notes ($500,000 in aggregate) to Blind John, LLC, Brett Smith (Director) and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000, respectively. The notes bore interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.

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


Results of Operations


Three Months Ended June 30, 1999 Compared with the Three Months
Ended June 30, 1998

Net sales increased $.3 million in the three months ended June
30, 1999 as compared to the three months ended June 30, 1998.
The increase was primarily attributable to the increased sales of Numo's pocket coolie product.
The increase in cost of sales is also attributable to the increased sales of Numo's pocket coolie product.


Six Months Ended June 30, 1999 Compared with the Six Months Ended
June 30, 1998

Net sales increased $1.0 million in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. The increase was primarily attributable to the increased sales of Numo's pocket coolie product.
The increase in cost of sales is also attributable to the increased sales of Numo's pocket coolie product. Of the decrease in selling, general and administrative expense was primarily due to the expiration of a consulting agreement related to the Numo acquisition.


Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Six Months ended June
     30, 1999 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the six months ended June 30, 1999.



                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:                                  January 23, 2001By:    /s/
Frank J. Zanin, Jr.
                                            Frank J. Zanin, Jr.
                                             Chief Executive
                                             Officer and
                                             Principal Financial
                                             Officer





Exhibit 27.1

 Financial Data Schedule for the Six Months Ended June 30, 1999
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1999
PERIOD-START                  APR-01-1999
PERIOD-END                    JUN-30-1999
CASH                          $     286
SECURITIES                              0
RECEIVABLES                       1,756
ALLOWANCES                           105
INVENTORY                         1,667
CURRENT-ASSETS                    3,848
PP&E                              2,887
DEPRECIATION                      2,174
TOTAL-ASSETS                      4,762
CURRENT-LIABILITIES               5,440
BONDS                             3,022
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (7,021)
TOTAL-LIABILITIES-AND-EQUITY      4,762
SALES                             3,484
TOTAL-REVENUES                    3,484
COGS                              2,781
TOTAL-COSTS                       3,406
OTHER-EXPENSES                         42
LOSS-PROVISION                          0
INTEREST-EXPENSE                       61
INCOME-PRETAX                          36
INCOME-TAX                               0
INCOME-CONTINUING                      36
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                             36
EPS-BASIC                             .01
EPS-DILUTED                           .01