Form 10-Q
period 1999-09-30
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

10
This document is done in CGTimes - Use PortNew Printer.
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1999

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

     There were 3,321,039 shares of Common Stock ($1.00 par value) outstanding at October 31, 1999.


Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              1999          1998

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   334       $    147
     Receivables, less allowance of $103,000 in 1999
       and $133,000 in 1998                  1,834         1574
     Inventories                             1,641        1,452
     Other                                     193           54
          Total current assets               4,002        3,227
Goodwill, less accumulated amortization         81          116
Non-compete agreements, less accumulated amortization       110
100
Properties, at cost less accumulated depreciation        701
774

                                           $ 4,894       $4,197
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   617       $  612
     Current portion of notes payable          647          129
     Accounts payable                        1,674        1,786
     Accrued salaries and other employee costs           184
     132
     Accrued interest due affiliates           775          632
     Accrued interest due others                44          142
     Due to affiliates                       1,076        1,076
     Other current liabilities                 396          407
          Total current liabilities          5,413        4,916

Notes payable to affiliates                  1,256        1,256
Notes payable to others                      1,106        1,176
Other liabilities                              616          616
                                             2,998        3,048
Commitments and Contingencies
Stockholders' deficit:
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 3,321,039 shares      3,321
     3,321
     Capital in excess of par value          7,464        7,464
     Minority interest                          13           14
Accumulated deficit                         (14,315)     (14,566)
Total stockholders' deficit       (3,517)      (3,767)
                                            $4,894       $4,197
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                             For the Three MonthsFor the Nine Months
                             Ended September 30, Ended September 30,
                                1999     1998      1999    1998
                            (In thousands except per share amounts)

Net sales                      $3,663   $2,896    $10,270     $
8,489

Cost of sales                   2,803    2,533    8,087   6,919
Selling, general and administrative expenses      632    486   1
,792                            1,723
                                3,435    3,019    9,879   8,642

Income (loss) from operations     228    (123)       92   (153)

Other expense (income):
   Interest expense - affiliates        33        42     95
86
   Interest expense                32       26       92     125
   Other, net                    (20)    (126)     (47)   (298)
                                   45     (58)      140    (87)
      Income (loss) from operations before
        provision for income taxes      183       (65)   251
(66)

Provision for income taxes          -        -        -       -

      Net income (loss)           183     (65)      251    (66)

Accumulated deficit - beginning         (14,498)  (14,277)     (
14,566)                        (14,276)

Accumulated deficit - ending   $(14,315)     $    (14,342)  $(1
4,315)                              $   (14,342)

Income (loss) per share
   Basic                        $0.06   $(0.02)   $0.08  $(0.02)
   Diluted                      $0.04   $(0.02)   $0.05  $(0.02)



See accompanying notes to consolidated financial statements.


           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                 For the Nine Months
                                   Ended September 30,
                             1999               1998
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net loss                             $    251 $          (66)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Depreciation and amortization      115       92
   Decrease (increase) in receivables, net   (260)   (262)
   Decrease (increase) in inventories(189)   (219)
   Decrease (increase) in other current assets(139)      4
   Increase (decrease) in accounts payable   (112)     370
   Increase (decrease) in accrued salaries and
      other current liabilities        97     (80)
   Due from affiliates               (11)     (31)
   Net cash used in operating activities     (248)         (192)
Cash flows used in investing activities:
   Capital expenditures              (38)     (84)
   Acquisition businesses and intangibles        -          (26)
   Net cash used in investing activities     (38)    (110)
Cash flows from financing activities:
   Poceeds from long-term debt        468      211
   Minority interest capital contribution        -            10
   Increase (decrease) in short-term borrowings          5
(40)
   Net cash provided by financing activities   473
181
Net increase (decrease) in cash and equivalents        187
(121)
Cash and equivalents at beginning of period    147           462
Cash and equivalents at end of period   $    334 $     341

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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of September 30, 1999, the Company had three wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP"), and a 90 percent ownership interest in Bargain Building Products, LLC ("BBP") and a 75 percent ownership in Houze West LLC
     ("Houze West").   The Company had discontinued substantially
     all of the operations of LMP and Houze West as of December
     31, 1997 and December 31, 1998, respectively.   Numo and
     Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BBP operates in the building products business and engages in wholesaling and retailing of building supplies.

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

 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                  September 30,     December
31,
                                        1999        1998

                                                     (In
     thousands)

     Raw materials                    $ 1,595      $    1,045
     Work in process                          7      124
     Finished goods                       39         283
                                      $1,641       $1,452

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

     As of the beginning of 1997, Mr. Sanford, the Choate Foundation, and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of the Convertible Note and the Accounts Receivable in the amount of $1,230,000. On February 13, 1997, in a private transaction, Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement (i) its interest of $375,000 principal amount of the Convertible Note, which is convertible into 239,234 shares of the Company's Common Stock, and (ii) its $307,500 interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997, in private transactions, Mr. Sanford pursuant to separate Note and Accounts Receivable Purchase Agreement sold his interest in $375,000 principal amount and accrued interest of the Convertible Note and $307,500 in the Accounts Receivable for an aggregate amount of $113,227. Of this amount, $187,000 principal amount and accrued interest on the Convertible Note and 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners, (the "Partnership") in which Mr. Walter P. Carucci is a general partner, for $55,222. As a result of the above transaction, Mr. Carucci may be considered the beneficial owner of an aggregate of $387,500 of the Convertible Note convertible at any time into 247,209 shares of the Company's Common Stock, consisting of (i) $200,000 of the Convertible Note convertible into 127,592 shares of Common Stock previously owned by Mr. Carucci, and (ii) $187,500 of the Convertible Note convertible into 119,617 shares of Common
     Stock owned by the Partnership.   On January 25, 1999, Mr.
     Sanford purchased 150,000 shares of common stock in a private transaction. As a result of the above transactions, as of September 30, 1999, Mr. Sanford was deemed to be the beneficial holder of (i) $868,750 of the Convertible Note convertible at any time into approximately 554,226 shares of Common Stock, and (ii) 1,694,653 shares of the Company's Common Stock, constituting approximately 51.0 percent of the Company's outstanding Common Stock. As of September 30, 1999, conversion by the owners of the Convertible Notes would have been dilutive of their individual percentage ownership of the Company's aggregate outstanding Common Stock.

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


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of September 30, 1999, the Company had an accumulated deficit of $14.4 million and a consolidated working capital deficit of $1.4 million.

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

(7)  Subsequent Events

     On October 29, 1999 Bargain Builder.com, Inc. ("BB.com) was formed by the Company and other parties, including board member Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting.

     On December 6, 1999, the Company and the holders of the Convertible Note and the Accounts Receivable entered into a plan for a conversion of the Convertible Notes and Accounts Receivable into 5,800,000 shares of the Company's common stock. The conversion ratio in the plan for conversion was a negotiated ratio between the holders of the Convertible Note and Accounts Receivable and the Company. The disinterested members of the Company's Board of directors unanimously approved the conversion on December 6, 1999.

     On December 8, 1999, in lieu of receiving a cash payment of $30,000 for a loan origination fee, Blind John exercised the Financing Option and purchased the number of shares of the Company's common stock equal to approximately 3% of the Company's fully diluted shares or 273,631.



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


Results of Operations


Three Months Ended September 30, 1999 Compared with the Three
Months Ended September 30, 1998

Net sales increased $.7 million in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The increase was primarily attributable to the increased sales of Numo's pocket coolie product and sales of BBP, a new subsidiary.
The increase in cost of sales is also attributable to the increased sales of Numo's pocket coolie product and sales of BBP, a new subsidiary. The decrease in selling, general and administrative expense was primarily due to the expiration of a consulting agreement related to the Numo acquisition.


Nine Months Ended September 30, 1999 Compared with the Nine
Months Ended September 30, 1998

Net sales increased $1.8 million in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The increase was primarily attributable to the increased sales of Numo's pocket coolie product and $.9 million sales of BBP, a new subsidiary.
The increase in cost of sales, $1.2 million, is also attributable to the increased sales of Numo's pocket coolie product and sales of BBP, a new subsidiary. Of the $1.2 million increase in cost of sales, $.9 million is attributable to Numo and $.3 million is attributable to BBP. The decrease in selling, general and administrative expense attributable to the expiration of a consulting agreement related to the Numo acquisition was largely offset by the increase selling, general and administrative expenses of BBP, a new subsidiary.
Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults on Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Nine Months ended
     September 30, 1999 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the nine months ended September 30, 1999.


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

Wilson Brothers USA, Inc.


Date:                                  January 23, 2001By:    /s/
Frank J. Zanin, Jr.
                                            Frank J. Zanin, Jr.
                                             Chief Executive
                                             Officer and
                                             Principal Financial
                                             Officer


Exhibit 27.1

 Financial Data Schedule for the Nine Months Ended September 30,
                              1999
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-1999
PERIOD-START                  JUL-01-1999
PERIOD-END                    SEP-30-1999
CASH                          $     334
SECURITIES                              0
RECEIVABLES                       1,937
ALLOWANCES                           103
INVENTORY                         1,641
CURRENT-ASSETS                    4,002
PP&E                              2,902
DEPRECIATION                      2,201
TOTAL-ASSETS                      4,894
CURRENT-LIABILITIES               5,413
BONDS                             2,998
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            3,321
OTHER-SE                         (6,838)
TOTAL-LIABILITIES-AND-EQUITY      4,894
SALES                             3,663
TOTAL-REVENUES                    3,663
COGS                              2,803
TOTAL-COSTS                       3,435
OTHER-EXPENSES                         45
LOSS-PROVISION                          0
INTEREST-EXPENSE                       65
INCOME-PRETAX                        183
INCOME-TAX                               0
INCOME-CONTINUING                    183
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                           183
EPS-BASIC                             .06
EPS-DILUTED                           .04