Form 10-K
period 1999-12-31
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

3
1999 10-k - Final Version

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999

                  Commission file number 1-3329

                    WILSON BROTHERS USA, INC.
     (Exact name of registrant as specified in its charter)

                   Illinois                                   36-
     1971260
                       (State          of          incorporation)
(I.R.S. Employer Identification Number)

   125 King Street, Suite 204
   Charleston, SC                                      29401
(Address        of       principal       executive        office)
(Zip Code)

Registrant's telephone number, including area code:   (843)  723-
8684

Securities  registered  pursuant to Section  12(b)  of  the  Act:
None.

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $1.00 par value per share
                        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes "          No x

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. "

     There presently is no trading market for registrant's common
stock.   As  of  October 31, 2000 (the latest practicable  date),
there were 9,578,000 shares of the registrant's common stock, $1.00 par value per share, outstanding.

                    WILSON BROTHERS USA, INC.

                     Form 10-K Annual Report

                              INDEX
                                                             Page

PART I
  Item 1. Business                                              3
  Item 2. Properties                                            8
  Item 3. Legal Proceedings                                     9
  Item 4. Submission of Matters to a Vote of Security Holders   9

PART II
   Item  5.  Market  for Registrant's Common Equity  and  Related
Stockholder Matters                                             9
  Item 6. Selected Financial Data                              10
   Item  7.  Management's  Discussion and Analysis  of  Financial
Condition and Results
      of Operations                                            11
   Item  7A. Quantitative and Qualitative Disclosure About Market
Risk                                                           14
  Item 8. Financial Statements and Supplementary Data          15
   Item  9.  Changes  in  and Disagreements with  Accountants  on
Accounting and
       Financial Disclosure                                    40

PART III
  Item 10. Directors and Executive Officers of the Registrant  40
  Item 11. Executive Compensation                              41
   Item  12. Security Ownership of Certain Beneficial Owners  and
Management                                                     43
  Item 13. Certain Relationships and Related Transactions      44

PART IV
   Item  14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K                                                    45


                             PART I

     Information set forth in this Annual Report on Form 10-K contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe,"
"continue," or "target" or the negative thereof or other variations thereof or comparable terminology.

      We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new products, competition, the Company's ability to meet the cash requirements, dependence on key personnel, potential effects of government regulation and the other risk factors described elsewhere in this report.

Item 1.   Business.

     General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of December 31, 1999, the Company had three wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP") and the Company held a 75% ownership interest in Houze West LLC ("Houze West"). As of December 31, 1999, the Company also has a 41% interest in BargainBuilder.com, Inc. ("BB.com") which is accounted for under the equity method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

     Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet. The Company's principal executive offices are located at 125 King Street, Suite 204, Charleston, SC 29401.

     The LMP Acquisition

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90% ownership interest, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by John H. Sanford, the Company's President, to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company had the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10% outstanding shares for the amount of $10,450, with such price increasing at an annual rate of 20% for each month after April 9, 1997. During 1998, the Company purchased
the                                                     remaining
10% interest for $8,000. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired was insignificant. In 1998, LMP's operations were transferred to Houze. In October 2000, the Company filed with the State of North Carolina to dissolve LMP.

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

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by members of the family of John H. Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of
$3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John had the right to exercise an option to purchase (1) the number of shares of common stock of the Company equal to 3% of the Company's fully diluted shares of common stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock then authorized and unissued available (the "Financing Option"). The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998 and again on April 5, 1999, the Company and Blind John agreed to extend the exercise period to May 1, 1999 and April 5, 2000, respectively. On December 8, 1999, Blind John exercised the Financing Option and chose to receive shares in lieu of the $30,000 additional origination fee.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the Company's consolidated financial statements include Numo's operations from the date of acquisition. The aggregate amounts paid in connection with consulting agreements of $450,000 are amortized over the terms of such agreements, which is 12 months. The $225,000 being paid for covenants not to compete is being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill that is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

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

     Bargain Building Products, LLC Transactions

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P., and $40,000 from Counter Culture Coffee, a wholesale coffee company of which Brett Smith, a member of the Company's Board of Directors is the principal owner. These loans are payable on demand.

     On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.

     On October 29, 1999 BB.com was formed by the Company and other parties, including Board member, Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written off under the equity method of accounting due to prior losses of the subsidiary.

     Industry Segments

     The Company presently operates primarily in one business segment.

     Business

     The Company is a holding company whose significant business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc., Houze Glass Company, LM Plastics, Inc., and its 75% owned subsidiary Houze West LLC. LMP and Houze West operations are substantially discontinued. All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 1999, the Company also had a 41% interest in BargainBuilder.com, Inc., which operates in the building products business.

      As of December 31, 1999, the Company had approximately 238 employees of which 45 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union under a contract which expires in April 2003. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility initially arranged with Integra Bank/South on March 4, 1994 and extended on various dates through maturity on March 31, 2001. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 1999.

     For purposes of this discussion, the Company's business and principal operating segment is the decoration of glass, ceramic and plastic items, cloth and vinyl bags and foam products, which represented 100% of the Company's sales and 100% of the Company's total assets in 1999 and 1997 and 95% of the Company's sales and total assets in 1998. Sales are made through sales representatives and are generally for the advertising specialties, premiums, souvenirs and retail trade. The Company's business is highly competitive. Custom imprinted items generally lend more exposure per advertising dollar to customers because of their frequency of use in the business atmosphere. From time to time, the Company also obtains special contract orders. Such special contract orders do not necessarily occur each year and there were no significant contract orders in 1997, 1998 or 1999. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its
competitors   are  much  larger  companies,  with   far   greater
resources. Competing with the Company in the specialty advertising products business are companies such as Norwood Promotional Products and Bemrose USA that are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can compete in the advertising specialty market.
     Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverageware, visor style caps, Igloor plastic products, and vinyl and cloth beverage coolers, bags, and notepads. Additionally, the Company has expanded its traditional decorating processes that principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include, direct embroidery for bags and caps, debossing and hot stamping for vinyl products, and up to four color process sublimation for selected ceramic and steel mugs, tote bags, mouse pads, foam beverageware and ceramic tiles and magnets. During the year ended December 31, 1999, sales from glass and ceramic beverageware were $5.1 million, from plastic products were $.2 million, from foam products were $3.2 million, from vinyl and cloth products were $3.4 million and from miscellaneous sales were $.4 million.

     The Company incorporates the use of "special effects" processes in certain of its decorating applications. The "magic" process is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect, making images appear and/or disappear when a hot or cold beverage is added. The Company offers the "magic" process as an option for most ceramic and glass beverageware. This process is now available through other manufacturers in the United States. Consequently, competition in this market area is increasing to some extent. Other "special effects" processes include the use of iridescent colors, and "see-vue" decorating, which enables a message or decorative imprint to be seen on the inside of a glassware product through the design of a clear opening on the opposite side of the glass.

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

     On February 24, 2000 the Company borrowed $130,000 from Mrs. Margaret S. Peyton, Mr. Sanford's Mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The Board of Directors approved the loan and the issuance of the warrants.

     On October 10, 2000 the Board of Directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. The Plan will terminate on October 10, 2002. On October 20, 2000 the Board of Directors approved the issuance of 184,000 shares of the Company's common stock with an exercise price of $.25 per share under the Plan to certain employees of the Company as additional compensation.

     Due to the issuance of stock by BB.com during the first ten months of 2000, the Company's investment in BB.com has been reduced from 41% to approximately 22% of the outstanding capital stock of BB.com.

     On March 30, 2000 Houze renewed its line of credit for a one-year term and increased the amounts available under the line of credit to $1,050,000.

Item 2.   Properties.

     Operations of Houze occupy a facility it owns in Point Marion, Pennsylvania which has approximately 175,000 square feet of manufacturing and office space on a 16 acre site. The operations of Numo occupy a facility in Mesquite, Texas under a lease agreement, which has approximately 35,000 square feet of manufacturing and office space on a 9-acre site. Such facilities are substantially utilized. The operations of Houze West are in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Such facilities are not occupied by Houze West, and are subleased. The term of the lease expires on April 30, 2003. The Company believes that itsfacilities are adequate for its operations and that suitable additional facilities will be available when needed.

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

     As of December 31, 1996, there were 3,027 record holders of the Company's common stock. Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Harris would not release the Company's records and stock certificate inventory for further processing until the Company paid Harris for all past due fees plus reimbursement of reasonable expenses. The Company settled its obligations with Harris and on May 17, 2000 and appointed American Stock Transfer and Trust Company as its transfer agent.

     The Company did not declare or pay any cash dividends during the past two years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. No dividends were permitted to be paid by the
Company in 1998 or 1999 pursuant to these restrictions. The Company has no present plans for the payment of any dividends.

     Recent Issuance of Unregistered Securities

       On December 8, 1999, the Company issued 273,631 shares of its common stock, $1.00 par value per share, to Blind John following the exercise of the Financing Option in lieu of a $30,000 loan origination fee issued to Blind John in connection with the Numo Acquisition Financing, as described above. These shares of common stock were issued in reliance on a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"). The Company's transfer agent did not effect this issuance until August 25, 2000 due to restrictions placed on the issuance of the Company's securities instituted by Harris, the Company's prior transfer agent.

      On December 6, 1999, the Company issued an aggregate amount of 5,800,000 shares of its common stock, $1.00 par value per share, to Mr. John H. Sanford, Mr. Walter Carucci, the Carucci Family Partners, Mr. Marshall C. Sanford and others in connection with the conversion of the Convertible Note and Accounts Receivables (each as defined in Management's Discussion and Analysis of Financial Condition and Results of Operations herein). These shares of common stock were issued in reliance on a claim of exemption pursuant to Section 4(2) of the Act. The Company's transfer agent did not effect this issuance until August 25, 2000 due to restrictions placed on the issuance of the Company's securities instituted by Harris, the Company's prior transfer agent.

      The Company issued a warrant to purchase 7,500 shares of common stock at an exercise price of $0.25 per share to Mrs. Margaret S. Peyton on February 24, 2000. The warrant was issued in reliance on a claim of exemption pursuant to Section 4(2) of the Act.

Item 6.   Selected Financial Data.
(In 000's)
For the Year        1999      1998     1997      1996    1995

Net sales           $12,272  $11,510  $8,379    $5,715  $5,041
Operating profit (loss) $    472 $    (277)     $(613)  $  14
$                   (517)
Net income (loss)   $ 249    $(290)   $ 497     $(58)   $(602)

Earnings (loss) per common and
 equivalent share:
     Basic          $0.07    $(0.09)  $0.15     $(0.02)  $
(0.18)
     Diluted        $0.07    $(0.09)  $0.13     $(0.02) $(0.18)

Shares used in computing
                    Earnings (loss) per common and
 equivalent share
     Basic          3,827    3,321    3,321     3,321   3,321
     Diluted (1)    3,827    3,321    4,809     3,321   3,321


Cash dividend per share      $ -      $  -      $ -     $  -
$                   -

At Year-End

Total assets        $3,929   $4,197   $4,014    $1,998  $2,095

Long-term debt      $ 784    $ 886    $  981    $   -   $   -

Note payable to majority
   owners           $   -    $1,500   $1,500    $1,500  $1,500

(1) Includes 1,348,338 shares assuming the conversion principal and accrued interest of the Convertible Notes, and 140,081 shares issued pursuant to a loan origination fee agreement in 1997.

Item 7.   Management's Discussion and Analysis of Financial
Condition and Results of Operation.

     The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

     Trends

     The Company continues to face significant competition, particularly in its core business which consists principally of the decoration of items which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of which are larger companies with far greater resources, the Company instituted price reductions for large orders and has increased its marketing efforts to retail distributors and holders of licensed products. Additionally, the Company has made significant improvements to its customer service areas in response to the higher level of service demanded by its customers.

     Liquidity and Capital Resources

     The Company's consolidated cash and cash equivalents were $196,000 at December 31, 1999 compared to $147,000 at December 31, 1998, a $49,000 or 33% increase. During this period, cash and cash equivalents increased primarily due to a decrease in inventories.

     Capital  expenditures  of  the  Company  were  $79,000   and
$159,000 in 1999 and 1998, respectively. The Company does not anticipate any material capital expenditures in 2000.

     Houze holds a line of credit in the amount of $1,050,000 that expires March 31, 2001. This line of credit was increased from $750,000 and extended from a March 31, 2000 maturity date on April 20, 2000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. A failure by Houze to renegotiate such credit facility beyond March 31, 2001 would have a material adverse effect on the Company.

     The  Company compensated Mr. Sanford $55,000 for  management
services  for  the year ended December 31, 1998.   Mr.  Sanford's
annual compensation for 1999 was $80,000.

     At the beginning of 1997, approximately 49.52% of the Company's common stock was beneficially owned by Mr. John H. Sanford, the Company's President, Chief Financial Officer and Director. Also as of the beginning of 1997, Mr. Sanford, Choate Rosemary Hall Foundation, Inc. (the "Choate Foundation"), and Mr. Walter Carucci, a private investor, owned 57.92%, 25.0% and 13.33%, respectively, of a $1,500,000 note payable by the Company which bears interest at the prime rate (the "Convertible Note") and certain amounts due to affiliates by the Company in the amount of $1,230,000 (the "Accounts Receivable"). At that time the principal of the Convertible Note was convertible into 956,937 shares of the Company's common stock. On February 13, 1997, the Choate Foundation sold to Mr. Sanford pursuant to a Note and Accounts Receivable Purchase Agreement Choate Foundation's interest in the principal amount of the Convertible Note and its interest in the Accounts Receivable for an aggregate purchase price of $200,000. On August 12, 1997 pursuant to separate Note and Accounts Payable Receivable Purchase Agreements Mr. Sanford sold $375,000 of his principal interest (plus accrued interest) in the Convertible Note and $307,500 of the Accounts Receivable for an aggregate amount of $113,227. Of these amounts sold by Mr. Sanford $187,000 of the principal amount and accrued interest on the Convertible Note and a 12.5% interest in the Accounts Receivable were purchased by Carucci Family Partners (the "Partnership"), a company in which Mr. Walter P. Carucci is a general partner.

     On December 6, 1999, the Company and the holders of the Convertible Note and the Accounts Receivable entered into a plan for conversion of the Convertible Notes and Accounts Receivable into 5,800,000 shares of the Company's common stock. The conversion ratio in the plan for conversion was negotiated between the holders of the Convertible Note and Accounts Receivable and the Company. The disinterested members of the Company's Board of Directors unanimously approved the conversion on December 6, 1999. On August 25, 2000, Mr. Sanford, Mr. Carucci, Carucci Family Partners and Mr. Sanford's brother, Mr. Marshall C. Sanford, Jr. received 3,433,541, 773,299, 724,968 and 580,000 shares of the Company's common stock, respectively, as a result of this plan.

     Mr.  Sanford purchased 150,000 shares of common stock of the
Company   from  a  private  investor  for  $3,300  in  a  private
transaction on January 25, 1999.

      On December 8, 1999, in lieu of receiving a cash payment of $30,000 for a loan origination fee, Blind John exercised the Financing Option and purchased the number of shares of the Company's common stock equal to approximately 3% of the Company's fully diluted shares. Blind John received the 273,631 shares of the Company's common stock on August 25, 2000.

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

     On October 29, 1999 the Company and other parties, including Brett R. Smith, one of the Company's directors, formed BargainBuilder.com, Inc. ("BB.com") to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 40% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair market value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting.

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

     Results of Operations

     1999 Compared with 1998

     Net sales increased by $0.8 million or 7% to $12.3 million in 1999 from $11.5 million in 1998. Of this increase, $1.8 million was attributable to increased sales of Numo. Numo's sales increased to $6.1 million in 1999 from $4.3 million in 1998, an increase of $1.8 million or 42%. This increase was primarily attributable to the sales of its pocket coolie product, of which Numo sold 3.2 million units. Gross profit as a ratio to sales increased to 23% in 1999 from 20% in 1998 due to higher gross profit margins on sales of pocket coolies. Houze's sales decreased by $0.2 million or 3% to $6.1 million in 1999 from $6.4 million in 1998. This decrease was primarily attributable to the decline in sales prices. BB.com sales increased by $0.6 million or 100% to $1.2 million in 1999 from $0.6 million in 1998. This increase is primarily attributable to a change in focus. BB.com previously focused on retail sales and now focuses on wholesale and Internet sales.

     Selling, general and administrative expenses decreased by $0.2 million or 8% to $2.4 million in 1999 from $2.6 million in 1998, most of which was attributable to the exclusion of the operations of BBP, which was not consolidated in 1999.

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

Item 7A. Quantitative and Qualitative Disclosure About Market
Risk.

     Not applicable.

Item 8.   Financial Statements and Supplementary Data Index.

      Reports      of      Independent     Public     Accountants
         16,17

      Consolidated Financial Statements:

        Consolidated  Balance  Sheets -  December  31,  1999  and
         1998                                               18

        Consolidated Statements of Operations and Accumulated
         Deficit -

         Three years ended December 31, 1999                19

        Consolidated  Statements  of Cash  Flows  -  Three  years
         ended December 31, 1999                            20

      Notes to Consolidated Financial Statements            21

    Financial Statement Schedules: Schedules included are set forth in Item 14.



To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations and accumulated deficit and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

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



Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
June 15, 2000
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated statements of operations and accumulated deficit and cash flows of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries for the year ended December 31, 1997. These financial statements, and the schedule referred to below, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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


In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wilson Brothers USA, Inc. and subsidiaries for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                     Arthur Andersen LLP


Roseland, New Jersey
April 29, 1998


                               ASSETS
                                                   (In thousands)
                                                 1999        1998
Current Assets
  Cash and cash                                        $            $
equivalents                                          196          147
  Accounts receivable, less allowance for
doubtful accounts
     of $96 in 1999 and
$146 in 1998                                       1,747        1,593
  Inventories
                                                   1,129        1,452
  Other
                                                      44           35
        Total Current
Assets                                             3,116        3,227

Goodwill, less accumulated amortization of
$15 in 1999 and $10 in 1998                           83          116
Non-compete agreements, less accumulated
amortization of $157 in 1999
   and $82 in 1998
                                                      25          100
Property and equipment, at cost less
accumulated depreciation of  $2,237
   in 1999 and $2,111 in
1998                                                 705          754
                                                       $            $
                                                   3,929        4,197

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Short-term borrowings                                 $            $
                                                     629          612
  Current portion of notes
payable                                              102          175
  Accounts payable
                                                   1,190        1,786
  Accrued salaries and other
employee costs                                       116          132
  Accrued interest due
affiliates                                             -          632
  Accrued interest due
others                                                21          142
  Due to affiliates
                                                       -        1,076
  Other current
liabilities                                          389          407
        Total Current
Liabilities                                        2,447        4,962

Notes payable to
affiliates                                             -        1,256
Notes payable to others
                                                     784        1,130
Other liabilities
                                                     616          616

                                                   1,400        3,002

Minority interest in consolidated
subsidiary                                          (16)           14

Commitments and
Contingencies
Stockholders' Equity
(Deficit)
  Preferred stock, $1 par value; authorized
5,000,000 shares; none issued                          -            -
  Common stock, $1 par value; authorized
10,000,000 shares; issued and
     outstanding 9,394,670 shares in 1999 and
3,321,039 shares in 1998                           9,395        3,321
  Capital in excess of par
value                                              5,020        7,464
  Accumulated deficit
                                                (14,317)     (14,566)
        Total Stockholders'
Equity (Deficit)                                      98      (3,781)
                                                       $            $
                                                   3,929        4,197




                                  (In thousands except per share
                                             amounts)
                                    1999       1998       1997
Net sales                                $          $          $
                                    12,272     11,510      8,379

Cost of sales
                                     9,442      9,229      6,564
Selling, general and
administrative expenses              2,358      2,558      2,428

                                    11,800     11,787      8,992

Operating profit
(loss)                                 472      (277)      (613)

Other expense
(income):
  Interest expense
                                       128        158        127
  Interest expense -
affiliates                             129        164        119
  Interest income
                                       (9)       (13)       (32)
  Minority interest in loss of
consolidated subsidiary               (30)       (10)          -
  Other - net
                                         5      (286)    (1,324)

                                       223         13    (1,110)
        Income (loss)
before provision
           for income
taxes                                  249      (290)        497

Provision for income
taxes                                    -          -          -

        Net income
(loss)                                 249      (290)        497

Accumulated deficit -
beginning of year                 (14,566)   (14,276)   (14,773)

Accumulated deficit -                    $          $          $
end of year                       (14,317)   (14,566)   (14,276)

Earnings (loss) per
share:

        Basic                            $          $          $
                                      0.07     (0.09)       0.15

        Diluted                          $          $          $
                                      0.07     (0.09)       0.13




                                                (In thousands)
                                          1999       1998      1997
Cash flows from operating
activities:
    Net income (loss)                          $         $          $
                                             249     (290)        497
    Adjustments to reconcile net
income (loss) to
        net to cash provided by (used
in) operating activities
    Minority interest in net loss           (30)      (10)          -
of consolidated subsidiary
    Depreciation and amortization            205       194        144
    Liabilities in excess of
assets purchased                               -         -         46
    Expenses settled by non-cash
transactions                                 136         -          -
    Provision on uncollectible
notes receivable
       from former affiliate
                                               -         -      (490)
   (Increase)  in receivables, net
                                           (183)     (265)       (18)
   (Increase) decrease in
inventories                                  205     (282)      (460)
   Decrease (increase) in other
current assets                               (9)       164         30
   (Decrease) increase in accounts
payable                                    (510)       373        604
   (Decrease) in accrued salaries
and other
     employee costs
                                            (16)     (122)        (5)
   Increase in accrued interest
                                               2       126        149
   Increase  in other current
liabilities                                  138        12        324
   (Decrease) in environmental
reserve                                        -         -      (820)
Net cash provided by (used in)
operating activities                         187     (100)          1

Cash flows from investing
activities:
    Deconsolidation of subsidiary
                                              31         -          -
    Acquisition of businesses net of
cash acquired                                  -     (125)      (997)
    Capital expenditures
                                            (79)     (159)       (69)
Net cash used in investing
activities                                  (48)     (284)    (1,066)

Cash flows from financing
activities:
    Minority interest capital
contribution                                   -        24          -
    Increase in short-term
borrowings, net                               17       191        331
    Proceeds from notes payable -
other                                         10       535      1,058
    Proceeds from notes payable -
affiliate                                      -         -         66
    Repayment of notes payable
                                           (117)     (681)       (98)
Net cash provided by (used in)
financing activities                        (90)        69      1,357

Net increase (decrease) in cash and
cash equivalents                              49     (315)        292
Cash and cash equivalents at
beginning of year                            147       462        170
Cash and cash equivalents at end               $         $          $
of year                                      196       147        462

Supplemental disclosure of cash flow
information:
  Cash paid during the year for                $         $          $
interest                                     126       192        105



1.    BASIS  OF  PRESENTATION AND SUMMARY OF SIGNIFICANT  ACCOUNTING
   POLICIES

   Basis of Presentation - Wilson Brothers USA, Inc. (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), LM Plastics, Inc. ("LMP"), Houze Glass Company ("Houze") and its 75 percent owned subsidiary Houze West, LLC ("Houze West"). During 1998, the Company had one additional wholly owned subsidiary, Surplus Salvage Supply, LLC, which changed its name to Bargain Building Products, LLC, ("BBP") as referred to herein after. All subsidiaries except BBP operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags.
   Their products are primarily distributed throughout the United States through sales representatives. BBP sells surplus building supplies.

   Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and it's wholly and majority owned subsidiaries. As discussed in
   Note 2, the Company dissolved BBP in 1999, and therefore it is not included in the 1999 accompanying consolidated financial statements. All significant intercompany items and transactions have been eliminated in consolidation.

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

   Standards Implemented - The Company implemented new accounting standards in 1999, 1998 and 1997. None of these standards had a material effect on the financial position or results of operations of the Company.





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

   Earnings   (Loss)  per  Share  -  Basic  EPS  is  calculated   by
   dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to common shareholders used in determining basic EPS was $249,000 in 1999, $(290,000) in 1998 and $497,000 in 1997. The weighted average number of shares of common stock used in determining basic EPS was 3.827 million in 1999, 3.321 million in 1998 and 3.321 million in 1997.

   Diluted  EPS  is  calculated  by  dividing  income  available  to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $249,000 in 1999, $(290,000) in 1998 and $622,000 in 1997. The weighted average number of shares of common stock used in determining diluted EPS was 3.827 million in 1999, 3.321 million in 1998 and 4.809 million in 1997. The 1997 calculation reflects additional shares in connection with convertible notes of
   1.348 million and loan origination fees of $140,000. The diluted EPS calculation for 1998 does not include 1.572 million shares relating to the original conversion agreement as their effect would have been antidilutive.

   Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash and accounts receivable. The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables.

   Cash and Cash Equivalents - For purposes of the consolidated balance sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.





1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Intangible Assets - Intangible assets are amortized using the straight-line method. Goodwill is amortized over 20 years and non-compete agreements are amortized over the life of the agreements, which is three years. In accordance with APB 17,
   "Intangible Assets," the Company continues to evaluate the amortization periods to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Amortization expense relating to intangible assets totaled $80,000, $81,000 and $53,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

   Advertising - The Company expenses the cost of advertising as incurred. Advertising expense totaled $305,000, $347,000, and $280,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

2.   ACQUISITIONS

   On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90 percent ownership, represented by 171,000 shares of the outstanding common stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the common stock consisted of the payment of $1, plus a personal indemnity by Mr. John Sanford, the Company President, to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company has the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10% of the outstanding shares for $10,000 with such price increasing at an annualized rate of 20% for each month after April 9, 1997. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired  was  insignificant.  The  pro  forma  effect  on  prior
   periods'  results  of  operations  is  not  material.   In  March
   1998,   the   Company  agreed  to  purchase  the  remaining   10%
   interest in LMP for $8,000. The purchase transaction was accounted for as an adjustment to the original purchase price. In 1998, the operations of LMP were transferred to Houze. The company plans to dissolve LMP in the near future.

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




2. ACQUISITIONS - Continued

   In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, of which Mr. Sanford is a less than 3% owner. The loan bore interest at the annual rate of 10 percent and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to the lender in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John, LLC had the right to exercise an option to (1) purchase the number of shares of common stock of the Company equal to
   3% of the Company's fully diluted shares of common stock at the time of such election (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of common stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of common stock at the time of such election, provided the Company has sufficient shares of common stock which are then authorized and unissued available for purchase by the lender. On April 16, 1998, the Company and Blind John, LLC agreed to extend such option to
   May 1, 1999, which was subsequently extended to April 5, 2000. On December 8, 1999, Blind John, LLC exercised its option to purchase the number of shares of common stock of the Company equal to 3% of the fully diluted shares. At that time 9,121,039 fully diluted shares were outstanding, therefore, 273,631 shares were issued to the lender. The actual transfer of the stock certificates to Blind John, LLC did not occur until August 25, 2000 due to the restrictions placed on the issuance of the Company's securities instituted by Harris Trust and Savings Bank ("Harris"), the Company's prior transfer agent. The Company recorded loan origination expense of $30,000 and a discount on common stock totaling $244,000 for the difference between the par value of the shares issued and the loan origination expense incurred. The discount was charged against capital in excess of par value on the balance sheet at December 31, 1999.

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

   The  acquisition  was  accounted for using  the  purchase  method of accounting and, accordingly, the consolidated financial statements include Numo's operations from the date of acquisition. The amounts paid in connection with consulting agreements of $450,000 are being amortized over the term of such agreements, which is 12 months. The amounts paid for covenants not to compete of $224,000 are being amortized over the terms of those agreements, which is 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which was approximately $95,000, to goodwill, which is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing



2. ACQUISITIONS - Continued

   fees, were not material. The following table sets forth the unaudited pro forma combined condensed results of operations for the year ended December 31, 1997, and assumes that the foregoing purchase transaction had been consummated as of January 1, 1997. The pro forma results are not necessarily indicative of the results that would have been achieved had these acquisitions occurred on the dates indicated or that may occur in the future.


                                                     1997
                                                 (Unaudited)

      Revenu                                                $
     es                                            9,682,000

      Loss from                                             $
     operations                                    (861,000)

      Net income                                            $
     (loss)                                          326,000

      Earnings (loss)
     per share:
                                                            $
     Basic                                              0.10

                                                            $
     Dilute                                             0.09
     d


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

On February 18, 1998, the Company formed a new subsidiary, BBP, a Texas limited-liability company to sell surplus building supplies. On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months



2. ACQUISITIONS - Continued

   with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which Brett Smith, a member of the Company's board of directors, is the principal owner. These loans are payable on demand.

   On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.

   On October 29, 1999 Bargain Builder.com, Inc. ("BB.com") was formed by the Company and other parties, including board member Brett R. Smith, to sell surplus building supplies on the internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting.

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




4. INVENTORIES

   Inventories consisting of material, labor and overhead are  as follows:
                                               December 31,
                                              1999       1998
    Raw                                         $          $
   materials                                949,000   1,045,000
    Work in
   process                                   113,000    124,000
    Finished
   goods                                      67,000    283,000

                                                    $          $
                                           1,129,000  1,452,000

5.   PROPERTY AND EQUIPMENT

   The following is a summary of the major classifications of property and equipment:

                                               December 31,
                                              1999       1998
    Land                                            $          $
                                              18,000     18,000
    Buildings and
   improvements                              687,000    687,000
    Machinery and
   equipment                               2,237,000  2,084,000
    Construction in
   progress                                        -     76,000

                                           2,942,000  2,865,000
    Less:  accumulated depreciation
                                           (2,237,00  (2,111,00
                                                  0)         0)

                                                   $          $
                                             705,000    754,000


   Depreciation expense totaled $126,000, $113,000  and  $91,000 for the years ending December 31, 1999, 1998 and 1997, respectively.

6.   ACCOUNTS RECEIVABLE

        Accounts receivable consists of the following:

                                                December 31,
                                               1999       1998
    Accounts receivable                             $          $
   - trade                                  1,778,000   1,709,00
                                                              0
    Accounts receivable -
   employees                                  45,000     24,000
    Accounts receivable -
   related parties                            10,000      6,000
    Accounts receivable
   - other                                    10,000          -

                                           1,843,000   1,739,00
                                                              0
    Less:  allowance for
   doubtful accounts                        (96,000)   (146,000
                                                              )

                                                   $          $
                                           1,747,000   1,593,00
                                                              0


7.   OTHER CURRENT LIABILITIES

   Other current liabilities consist of the following:

                                              December 31,
                                             1999       1998
    Accrued pension                                $          $
   expense                                   60,000     60,000
    Accrued accounting
   expense                                   87,000     49,000
    Accrued selling
   expense                                   26,000     26,000
    Other accrued
   expenses                                 135,000    114,000
    Due to non-
   affiliates                                     -    154,000
    Other
                                             81,000      4,000

                                                  $          $
                                            389,000    407,000


8.   INCOME TAXES

   As of December 31, 1999 and 1998 the Company provided a full valuation allowance for the net deferred tax assets of $824,000 and $871,000, respectively. The deferred tax assets primarily result from net operating loss carryforwards and certain differences in the tax basis and book basis of inventories, receivables and liabilities.

   The deferred tax asset consists of the following:

                                              December 31,
                                            1999        1998
    Allowance for doubtful accounts                $           $
                                             33,000     46,000
    Inventory
   reserve                                   32,000     44,000
    Net operating loss carryforward
                                            759,000    781,000

                                            824,000    871,000
    Less:  valuation allowance
                                          (824,000)  (871,000)

                                                  $          $
                                                  -          -













8.   INCOME TAXES - Continued

  The reported tax provision and a computed tax benefit based on the income (loss) before income taxes are reconciled as follows:

                                     Year ended December 31,
                                     1999     1998     1997
    Income (loss) before income           $        $        $
   taxes                            249,000   (290,00   497,000
                                                 0)
    Statutory                           35%      35%      35%
   rate
        Total computed tax expense
   (benefit)                        87,000   (102,00   174,000
                                                 0)
    (Decrease) increase in taxes
   resulting from:
        Reversal of environmental
   valuation                             -        -   (271,00
                                                          0)
        Non deductible items
                                   (25,000   13,000        -
                                         )
        Permanent differences
                                   (1,000)        -        -
        Utilization of net
   operating loss carryforward      (61,000        -        -
                                         )
        Effect of net operating
   losses for which
          no tax
   benefit is                            -   89,000   97,000
   available
                                         $        $        $
                                         -        -        -

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

   The short-term borrowings of Houze are as follows:
                                       Year ended December 31,
                                       1999     1998      1997
    End of year                             $         $        $
   balance                           629,000   612,000   421,000
    Maximum amount outstanding              $         $        $
   during the year                   637,000   612,000   479,000
    Average balance outstanding             $         $        $
   during the year                   500,000   532,000   314,000
    Weighted average interest rate      9.20%     9.40%   11.50%
   during the year
    Interest rate at year end           9.75%     9.00%   11.50%


10.         NOTES PAYABLE AND DUE TO AFFILIATES

   As of December 31, 1998, the Company had notes payable to majority owners in the aggregate of $1,500,000 that bore interest at the prime rate and were convertible to 956,937 shares of the Company's common stock. These notes payable originated in 1982. The Company also had amounts due to affiliates of $1,076,000 relating to an assignment of unpaid amounts owed by the Company to former controlling shareholders. On December 6, 1999, the Company executed a Conversion Agreement to convert debt interests to common stock in accordance with a revised conversion calculation as set forth in the Agreement. In accordance with the agreement, on that same day, the Company issued 5.8 million shares of its common stock to satisfy outstanding obligations consisting of the $1,500,000 notes payable to majority owners, $870,000 in accrued interest relating to these notes payable and $1,230,000 in amounts due to affiliates and others. The actual transfer of stock certificates to the obligation holders did not occur until August 25, 2000 due to the restrictions placed on the issuance of the Company's securities instituted by Harris, the Company's prior transfer agent.

     The following details the amounts converted and the common stock issued:

      Obligation           Obligatio    Obligatio    Shares
                               n            n
        Holder               Total          %        Issued
     John H.                        $      59.20%
    Sanford                2,131,000                3,433,541
     Walter                                25.83%
    Carrucci (1)             930,000                1,498,267
     Marshall                              10.00%
    Sanford                  360,000                  580,000
     David                                  1.25%
    Stedman                   45,000                   72,500
     William                                1.25%
    Sanford                   45,000                   72,500
     Arthur                                 2.47%
    Williams                  89,000                  143,192
                                   $     100.00%
                           3,600,000                5,800,000

   (1) - Carrucci Family Partners' ownership is included.

   The Company recorded a discount on common stock in the amount of $2,200,000 for the difference between the par value of the shares issued and the carrying value of the obligations converted. The discount was offset against capital in excess of par value on the balance sheet at December 31, 1999.

   As discussed in Note 2, in connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into Purchase Notes in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-
10.NOTES PAYABLE AND DUE TO AFFILIATES - Continued

   compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable on April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. The balance outstanding on these Notes as of December 31, 1999 and 1998 was $859,000 and $939,000, respectively.

   LMP has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1% over the bank's prime interest rate. The payment of principal is indemnified by Mr. Sanford. The note matures on February 22, 2002. The balance of this note as of December 31, 1999 and 1998 was $25,000 and $37,000, respectively.

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

   During the years ended December 31, 1999 and 1998, the Company from time to time made short-term borrowings from Combahee. As of December 31, 1999 and 1998 the Company owed $0 and $13,000 to Combahee payable on demand with interest calculated at 8% per annum.

   During  the  year  ended December 31, 1998, the  Company  made
   short-term  borrowings  from  Mr.  Sanford's  mother.   As  of
   December 31, 1998, the Company had repaid all outstanding amounts.

   The  Company  also  has a minor capital lease  obligation  for
   computer  equipment.   As  of  December  31,  1999  and  1998,
   remaining future minimum lease payments were $2,000 and $3,000, respectively.










10.NOTES PAYABLE AND DUE TO AFFILIATES - Continued

   The following summarizes the note payable and due to affiliate balances as described herein:

                                               December 31,
                                              1999      1998
    Notes payable to majority                      $          $
   owners                                         -   1,500,00
                                                             0
    Due to
   affiliates                                     -   1,076,00
                                                             0
    Numo Purchase Notes
                                            859,000    939,000
    LMP promissory note
                                             25,000     37,000
    BBP promissory note
                                                  -     16,000
    BBP related party short-term
   borrowings                                     -     53,000
    Short-term borrowing from
   Combahee                                       -     13,000
    Capital lease
   obligation                                 2,000      3,000
                                                   $          $
                                            886,000   3,637,00
                                                             0

    Reconciliation of above to balance
   sheet:
                                               December 31,
                                             1999      1998
    Current portion of notes                       $          $
   payable                                  102,000    175,000
    Due to
   affiliates                                     -   1,076,00
                                                             0
    Notes payable to
   affiliates                                     -   1,256,00
                                                             0
    Notes payable to
   others                                   784,000   1,130,00
                                                             0
                                                  $          $
                                            886,000   3,637,00
                                                             0

   Future maturities of notes payable as of December 31, 1999 are as follows:

             2000                                    $
                                               102,000
             2001
                                               106,000
             2002
                                               102,000
             2003
                                               111,000
             2004
                                               120,000
             Thereafter
                                               345,000
                                                     $
                                               886,000



11.                                PENSION PLAN

   Houze has a defined benefit plan covering hourly-paid employees. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 1999, 1998 and 1997, no contributions were required to be made under the plan.

   The  net periodic benefit cost for the plan in 1999, 1998  and
   1997  was  $56,000,  $29,000 and $37,000,  respectively.   The
   components of the net periodic benefit cost are as follows:

                                      Year ended December 31,
                                       1999      1998      1997
    Service cost                            $        $         $
                                      57,000   51,000    41,000
    Interest
   cost                               55,000   43,000    42,000
    Expected return on plan assets
                                     (52,000   (52,000         -
                                           )        )
    Amortization of prior service
   cost                                8,000    3,000         -
    Amortization of unrecognized net
   gain                              (3,000)   (7,000)         -
    Amortization of unrecognized net
   transition asset                  (9,000)   (9,000)   (9,000)
    Unrealized gain on plan
   experience                              -        -   (107,00
                                                             0)
    Actual return on plan assets
                                           -        -    70,000
       Net periodic benefit cost            $        $         $
                                      56,000   29,000    37,000


   The following sets forth the change in the benefit obligation and plan assets:
                                        December   December
                                           31,       31,
                                             1        1998
                                          1999
    Change in benefit
   obligation
      Benefit obligation at                  $           $
   beginning of year                   652,000     635,000
      Service
   cost                                57,000      51,000
      Interest
   cost                                55,000                     43,000

   Amendments                            74,000       -

   Actuarial                           28,000                      (36,000)
   gain
      Benefits
   paid                                  (43,000)  (41,000)
         Benefit obligation at end         823,000
   of year                                          652,000

    Change in plan
   assets
      Fair value of plan assets at
   beginning of year                     689,000   699,000
      Actual return
   on plan assets                        36,000     31,000
      Benefits                            (43,000)
   paid                                            (41,000)
         Fair value of plan assets
   at end of year                        682,000    689,000

         Funded                          (141,000)
   status                                            37,000




11.                    PENSION PLAN - Continued


                                                  1999    1998
      Funded status (carried forward from             $        $
   previous page)                              (141,00   37,000
                                                    0)
      Unrecognized net
   transition asset                            (45,000  (54,000
                                                     )        )
      Unrecognized net
   gain                                        (124,00  (186,00
                                                    0)       0)
      Unrecognized prior
   service cost                                102,000   31,000

         Accrued                                      $        $
   benefit cost                                (208,00  (172,00
                                                    0)       0)

    Weighted average assumptions as of
   December 31,
       Discount                                      7%       7%
   rate
       Expected return on plan                       8%       8%
   assets

   Plan assets were invested in a managed portfolio, consisting primarily of corporate bonds and common stock.

12.                  RELATED PARTY TRANSACTIONS

    There  were  no charges from affiliates for the  years  ended
December 31, 1999, 1998 and 1997.

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

     Minimum   annual  rental  commitments  under   noncancelable
operating leases are as follows:

       Year ending
      December 31:
               2000                                  $
                                               171,000
               2001                                  $
                                               168,000
               2002                                  $
                                               165,000
               2003                                  $
                                               105,000
               2004                                  $
                                                25,000


   Rent expense for the years ended December 31, 1999, 1998 and 1997 was $174,000, $214,000 and $51,000, respectively.

   The Company earned $34,000 in sublease rental income during 1999 for office and manufacturing space.

14.               COMMITMENTS AND CONTINGENCIES

   The Company had net income of $249,000 for the year ended December 31, 1999, stockholders' equity of $82,000 and working capital of $669,000 as of December 31, 1999. The improved financial results are primarily due to the conversion of debt and other payables to equity during 1999. The Company incurred losses from operations for the years ended December 31, 1998 and 1997 and had a stockholders' deficiency of $3.8 million and $3.5 million as of December 31, 1998 and 1997. As of December 31, 1998 and 1997 the
   Company had consolidated working capital deficits of $1.7 million and $1.4 million, respectively.

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



15.              STOCKHOLDERS' EQUITY (DEFICIT)

   The components of stockholders' equity (deficit) and the changes therein for the three years ending December 31, 1999 are as follows:
                              Capital   Minimu               Total
                                 in        m
                     Common    Excess   Pensio  Accumula   Stockho
                                 of        n       ted     lders'
                      Stock     Par     Liabil   Deficit   Equity
                               Value      ity              (Defici
                                                             t)
    Balance December      $         $        $        $
   31, 1996          3,321,0  7,464,0   (23,00  (14,773,   (4,011,
                       00        00       0)      000)      000)
    Net income
                        -        -         -     497,000   497,000
    Reduction in
   minimum pension
       liability
                        -        -      23,000      -      23,000
    Balance December
   31, 1997          3,321,0   7,464,0       -  (14,276,   (3,491,
                          00        00              000)    000)
    Net loss
                           -         -       -  (290,000   (290,00
                                                       )     0)
    Balance December
   31, 1998          3,321,0   7,464,0       -  (14,566,   (3,781,
                          00        00              000)    000)
    Net income
                           -         -       -   249,000   249,000
    Debt and accrued
   interest          3,818,0         -       -         -   3,818,0
   converted              00                                 00
    Other
   obligations       2,256,0         -       -         -   2,256,0
   converted              00                                 00
    Discount on
   stock issued            -   (2,444,       -         -   (2,444,
                                  000)                      000)
    Balance December         $         $       $         $      $
   31, 1999          9,395,0   5,020,0       -  (14,317,   98,000
                          00        00              000)

    Changes  in  issued  shares during  the  three  years  ending
December 31, 1999 are as follows:

                                            Preferr     Common
                                              ed
                                             Stock      Stock
    Balance at December
   31, 1996                                       -  3,321,039
    Issuance of
   shares                                         -          -
    Balance at December
   31, 1997                                       -  3,321,039
    Issuance of
   shares                                         -          -
    Balance at December
   31, 1998                                   -      3,321,039
    Issuance of shares to
   settle various liabilities                 -      5,800,000
    Issuance of shares to Blind
   John, LLC                                      -    273,631
    Balance at December
   31, 1999                                   -      9,394,670


   Preferred Stock - The board of directors of the Company has the authority to issue shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of any series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting the series, without any further vote or action by the holders of common
   stock.   There  are  no shares of preferred  stock  issued  or
   outstanding.


15.  STOCKHOLDERS' EQUITY (DEFICIT) - Continued

   Common Stock - The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to the preferential rights of any issued and outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available. Holders of common stock have no preemptive rights, no cumulative voting rights and no rights to convert their shares of common stock to any other securities of the Company or any other party.

   The Company did not declare or pay any cash dividends during the past two years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. No dividends were permitted to be paid by the Company in 1999 or 1998 pursuant to these restrictions. The Company has no present plan for the payment of any dividends.

16.     INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

   The Company's investment in unconsolidated subsidiary consists of its 41% interest in BB.com, which was formed in 1999. At December 31, 1999, the Company's balance in its investment  in unconsolidated subsidiary account is  zero  due to losses incurred by BB.com in excess of the Company's investment balance. The Company's share of unrecognized losses relating to its investment in BB.com for the year ending December 31, 1999 was $30,000. Summarized financial information as of and for the year ending December 31, 1999 is as follows:

    Condensed Statement of Earnings
   Information:

       Net sales                                            $
                                                     1,190,0
                                                          00
       Gross                                                $
   profit                                            189,000
       Net                                                  $
   loss                                              (161,00
                                                          0)

    Condensed Balance
   Sheet:

       Current                                              $
   assets                                            473,000
       Non
   current                                            61,000
   assets
                                                            $
                                                     534,000

       Current                                              $
   liabilities                                       177,000
       Stockholders'
   equity                                            357,000
                                                           $
                                                     534,000




17. NON-CASH INVESTING AND FINANCING ACTIVITIES

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

   As discussed in Note 2, in 1999, the Company assumed $152,000 in liabilities from BBP, Inc. in exchange for shares of stock in BB.com.

   As discussed in Note 2, in 1999, the Company recorded loan origination expense of $30,000 and discount on common stock of $244,000 in exchange for 273,631 shares of the Company's common stock.

   As discussed in Note 1, in 1999, BBP was not included in the consolidated financial statements. The resulting non-cash net decrease in assets and liabilities was $177,000 and $158,000, respectively.

   As  discussed  in Note 10, in 1999, outstanding notes  payable
   totaling   $1,500,000,  accrued  interest  of   $870,000   and
   $1,230,000  in  due  to  affiliates  were  exchanged  for  5.8 million shares of the Company's common stock.

18.                           SUBSEQUENT EVENTS

   Effective March 1, 1998, Harris terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Harris would not release the Company's records and stock certificate inventory for further processing until the Company paid Harris for all past due fees plus reimbursement of reasonable expenses. The Company settled its obligations to Harris and on May 17, 2000 appointed American Stock Transfer and Trust Company as its transfer agent.

   On February 24, 2000 the Company borrowed $130,000 from a related party, Mr. Sanford's mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants was approved by the board of directors.





18.               SUBSEQUENT EVENTS - Continued

   On October 10, 2000 the board of directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. The Plan will terminate on October 10, 2002. On October 20, 2000 the board of directors approved the issuance of 184,000 shares of the Company's stock under the Plan at an exercise price of $0.25 per share to certain employees and directors of the Company as additional compensation.

   Due to the issuance of stock by BB.com during the first ten months of 2000, the Company's investment in BB.com has been reduced from 41% to approximately 22% of the outstanding capital stock of BB.com.

   On March 30, 2000 Houze renewed its line of credit for a term of one year and increased the amount available under the line of credit to $1,050,000.

    In  October 2000, the Company filed with the State  of  North
Carolina to dissolve LMP.

   In 1998, 1999 and the first ten months of 2000, the Company has been delinquent with various filings required by the SEC.
Item  9.    Changes  in  and Disagreements  with  Accountants  on
Accounting and Financial Disclosure.

     The Company previously reported a change in accountants on Form 8-K filed October 4, 2000.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The table below sets forth the names, ages and positions of the Company's directors and executive officers as of December 31, 1999:

Name                            Age       Position
John H. Sanford (1)             35        President, Secretary
                                          and Director
Brett R. Smith                  35        Director
Frank J. Zanin, Jr. (1)         34        Director, Chief
                                          Financial Officer
Michael Hicks                   33        Vice President, Numo
                                          Manufacturing
                                          Acquisitions, Inc.
David Weimer                    44        General Manager and
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

     John H. Sanford has been President of the Company since the death of Mr. Paparella in 1996. Between March 7, 1994 and June 30, 1999, Mr. Sanford also served as the Company's Vice President and Chief Financial Officer. He also became Secretary of the Company and a Director in April 1995. Between 1993 and 1999 Mr. Sanford was an equity trader for Carr Securities, Inc., a New York brokerage firm. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

     Brett R. Smith has been a director since April 17, 1997. In 1993 he co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. Mr. Smith earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

     Frank J. Zanin, Jr. has been a director since April 24, 1997 and employed by the Company as Chief Financial Officer since June 30, 1999. Mr. Zanin served as a Financial Analyst for Roper Health Systems, Inc. since 1993. Mr. Zanin earned his M.B.A. from The College of William and Mary in 1991.

     Michael Hicks has been Vice President of Sales and Marketing of Numo since 1997. Prior to that he was Vice President of Sales of Custom Printing, Inc.

     David Weimer has been General Manager and Controller of
Houze since 1997.  Prior to that he was Cost Accountant of Houze.

      Director Compensation

       In October 2000, the Company compensated its outside directors for services rendered between 1997 and 1999 and to be rendered during 2000 by issuing pursuant to the Plan 30,000 shares to Mr. Smith and 40,000 shares to Mr. Zanin, who also became the Company's Chief Financial Officer on June 30, 1999.

      Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and beneficial owners of more than 10% of the Company's common stock (the "Company Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the report forms that were filed, the Company believes that during 1999 none of the filing requirements applicable to the Company Reporting Persons were complied with. Mr. John H. Sanford has not filed a Form 4 in connection with his purchase of 150,000 shares of common stock on the open market on January 25, 1999, the conversion of his portion of the Convertible Debt and Accounts Receivable on December 6, 1999 and his interest in the shares acquired by Blind John on December 8, 1999 upon its exercise of the Financing Option. Mr. Brett R. Smith has not filed a Form 3 in connection with his appointment to the Company's Board of Directors on April 17, 1997. Mr. Frank
J.  Zanin,  Jr.  has  not filed a Form 3 in connection  with  his appointment to the Company's Board of Directors on April 24, 1997. Messrs. Sanford, Smith and Zanin will report the acquisition of shares of common stock under the Plan on Form 5 to be filed in connection with the 2000 year end. Mr. Walter P. Carucci has not filed a Form 4 in connection with the purchase of interests in the Convertible Notes and Accounts Receivable by Carucci Family Partners on August 12, 1997 and the conversion of his interests and those interests owned by Carucci Family Partners in the Convertible Note and Accounts Receivable on December 6, 1999.

Item 11.  Executive Compensation.

     The  following table sets forth the compensation of John  H.
Sanford  for  the years ended December 31, 1999, 1998  and  1997.
Mr. Sanford deferred 100% of his compensation in 1997.

            Name                1999     1998     1997
John H. Sanford               $80,000  $55,000   $12,000
President,   Secretary    and
Director
     Until August 1998, Mr. Sanford held a position with a non-affiliated company that paid him compensation. The officer devoted the time to the Company and to his non-affiliated employer as was necessary for the effective discharge of his duties. Since January 1998, Mr. Sanford has devoted all of his time to the company. On October 20, 2000, the Company granted 20,000 shares of its common stock to Mr. Sanford pursuant to the Plan as compensation for his services as director and President of the Company between 1997 and 2000.

     Mr.  Sanford  pursuant to the Plan as compensation  for  his services  as  director and President of the Company between  1997 and 2000.

     Compensation Committee Interlocks and Insider Participation

     The Company has no compensation committee. As a director or the Company, Mr. Sanford participated in the deliberations of the Board of Directors concerning executive compensation.

Item  12.   Security Ownership of Certain Beneficial  Owners  and
Management.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock, as of October 20, 2000, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

       Name and           Amount of
      Address(1)         Beneficial          Percent
    of Beneficial         Ownership
        Owner
  John H. Sanford         5,196,602          54.25%
  Walter P. Carucci     1,498,267(2)         15.64%
  One Penn Plaza,
  Suite 4720
  New York, NY 10119-
  0002
  Carucci Family           724,968            7.57%
  Partners
  One Penn Plaza,
  Suite 4720
  New York, NY 10119-
  0002
  Marshall C.              648,407            6.77%
  Sanford, Jr.
  1725 Atlantic
  Avenue,
  Sullivans Island,
  SC 29482
  Frank J. Zanin,          40,000               *
  Jr.
  Brett R. Smith           30,000               *
  All Directors and       5,266,602          54.98%
  Executive Officers
  (3 persons)(5)

(1) Unless otherwise indicated, the address for the beneficial owner is c/o Wilson Brothers USA, Inc., 125 King Street, Charleston SC, 29401.
(2) Includes 724,968 shares owned by Carucci Family Partners, a partnership in which Mr. Carucci is the general partner.
(3)   Includes shares owned by Mr. John H. Sanford, Mr. Zanin and
  Mr. Smith.
* Less than 1%.

Item 13.  Certain Relationships and Transactions.

     The Company and other parties, including Brett R. Smith, a member of the Company's Board of Directors, formed BargainBuilders.com on October 29, 1999 to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com.

     On December 6, 1999, the Company and the holders of the Convertible Note and the Accounts Receivable entered into a plan for conversion of the Convertible Notes and Accounts Receivable into 5,800,000 shares of the Company's common stock. Mr. Sanford, Mr. Carucci, Carucci Family Partners and Mr. Sanford's brother, Mr. Marshall C. Sanford, Jr., received 3,433,541, 773,299, 724,968 and 580,000 shares of the Company's common stock, respectively, as a result of this plan.

     On February 24, 2000 the Company borrowed $130,000 from Mrs. Margaret S. Peyton, Mr. Sanford's mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued Mrs. Peyton warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The Board of Directors approved the loan and the issuance of the warrant.

     From time to time the Company made short-term borrowings from Combahee, a limited partnership of which Mr. John Sanford is the general partner. The Company borrowed approximately $138,000 during 1997 and 1998 and repaid this amount in full during 1999.
                             PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(A)  1.   Financial Statements:

          See Index to Financial Statements (Item 8)

     2.   Financial Statement Schedule:

                    II.   Valuation  and  Qualifying  Accounts  -
                    Three years ended December 31, 1999

                    All   other  schedules  are  omitted  as  the
                    required information is inapplicable or the information is presented in the financial statements or the notes thereto.

     3.   Exhibits:

          3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          3.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997
          3.3 By-Laws of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997
          4.3 By-Laws of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.4    Specimen  certificate, Common Stock, $1.00  par
                 value per share *
          4.5 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders *
          4.6 Warrant to purchase 7,500 shares of common stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 *
          10.1 Loan Agreement dated March 11, 1994 by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993
          10.2 Security Agreement dated March 11, 1994, by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993
          10.3 Revolving Credit Note dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.4 First Amendment to Loan Agreement and Note Modification Agreement dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.5 Amended and Restated Security Agreement dated December 30, 1994 between Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.6 Third Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995
          10.7 Fourth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995
          10.8 Fifth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania dated June 18, 1996, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996
          10.9 Sixth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 20, 1996, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996
          10.10 Seventh Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 29, 1997 incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998
          10.10 Asset Purchase Agreement between Numo Manufacturing Company, Inc and Diamond Cap Company, Inc, and Numo Manufacturing Acquisition, Inc dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.11 Loan agreement made and entered into this 1st day of May, 1997, by and between Blind John, LLC and the Company, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.12 Numo Manufacturing Acquisitions, Inc's promissory notes to Numo Manufacturing Company, Inc and Diamond Cap Company, Inc dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.13  Wilson Brothers USA, Inc. 2000 Stock Plan*
          11.1 Computation of Earnings (Loss) per Common and Equivalent Share - Five Years Ended December 31, 1999*


          16.1 Letter re. Change in Certifying Accountant incorporated by reference from Wilson Brothers USA, Inc. Form 8-K filed on October 4, 2000
          21.1   Subsidiaries of Wilson Brothers USA, Inc.*
          23.1   Consent of Arthur Anderson LLP*
          23.1   Consent of Pratt-Thomas, Gumb & Co., P.A.*
          24.1   Power  of Attorney (included on signature pages
                 hereto)
          27.1 Financial Data Schedule fiscal year ended 12/31/99 (for SEC use only)*

     _____________________
     *  being filed herewith.

(B)  Reports on Form 8-K

          The registrant announced its plan for Conversion of Convertible Notes and Accounts Receivable on Form 8-K on December 7, 1999.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WILSON BROTHERS USA, Inc.
Dated: January 23, 2001              By:    /s/ Frank J. Zanin,
                                     Jr.
                                     Frank J. Zanin, Jr.
                                     Chief Executive Officer and
                                     Chief Financial Officer

     We, the undersigned directors and officers of Wilson Brothers USA, Inc. (the "Company"), do hereby constitute and appoint Frank J. Zanin, Jr., our true and lawful attorney-in-fact and agent, with full power of substitution, to execute and deliver an Annual Report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 1999, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents shall do or cause to be done by virtue of this power of attorney.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date          Signature             Titles
January 23,   /s/ Frank J. Zanin,   Chief Executive Officer,
2001          Jr.                   Chief Financial Officer,
              Frank J. Zanin, Jr.   Secretary and Director
                                    (Principal Executive Officer
                                    and Principal
                                    Financial Officer)
January 23,   /s/ John H. Sanford   President and Director
2001          John H. Sanford
January 23,   /s/ Brett R. Smith    Director
2001          Brett R. Smith

             INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                         Page
II.  Valuation and Qualifying Accounts - Three            50
     years ended December 31, 1999

                                                      Schedule II
           WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                Valuation and Qualifying Accounts
               Three years ended December 31, 1999
                                        Addition
                                Balance     s     Deducti   Balance
                                  at     charged    ons        at
Description                     beginni    to       from      end
                                  ng      costs   reserve   of year
                                of year    and       s
                                        expenses
Year ended December 31, 1999:
           Receivables -        $146,00  $127,000  $178,00   $95,000
allowance for                         0                  0
                doubtful
accounts
           Note receivable -          $         $        $  $      -
valuation reserve                    --        --       --         -

           Accrued interest -         $         $        $  $      -
valuation reserve                    --        --       --         -

Year ended December 31, 1998:
           Receivables -        $143,00  $104,000  $101,00  $146,000
allowance for                         0                  0
                doubtful
accounts
           Note receivable -          $         $        $  $      -
valuation reserve                    --        --       --         -

           Accrued interest -         $         $        $  $      -
valuation reserve                    --         -       --         -

Year ended December 31, 1997:
           Receivables -        $160,00  $132,000  $149,00  $143,000
allowance for                         0                  0
                doubtful
accounts
           Notes receivable -   $490,00         $  $490,00  $      -
valuation reserve                     0        --        0         -

           Accrued interest -    $6,000         $   $6,000  $      -
valuation reserve                              --                  -


                          EXHIBIT INDEX

          3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          3.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997
          3.3 By-Laws of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997
          4.3 By-Laws of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980
          4.4    Specimen  certificate, Common Stock, $1.00  par
                 value per share *
          4.5 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders *
          4.6 Warrant to purchase 7,500 shares of common stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 *
          10.1 Loan Agreement dated March 11, 1994 by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993
          10.2 Security Agreement dated March 11, 1994, by and between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1993
          10.3 Revolving Credit Note dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.4 First Amendment to Loan Agreement and Note Modification Agreement dated September 14, 1994 between Houze Glass Corporation and Integra Bank/South, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.5 Amended and Restated Security Agreement dated December 30, 1994 between Houze Glass Corporation and Integra/Bank Pittsburgh, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1994
          10.6 Third Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995
          10.7 Fourth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and Integra Bank/South dated July 21, 1995, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1995
          10.8 Fifth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania dated June 18, 1996, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996
          10.9 Sixth Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 20, 1996, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996
          10.10 Seventh Amendment to Loan Agreement and Note Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 29, 1997 incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998
          10.10 Asset Purchase Agreement between Numo Manufacturing Company, Inc and Diamond Cap Company, Inc, and Numo Manufacturing Acquisition, Inc dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.11 Loan agreement made and entered into this 1st day of May, 1997, by and between Blind John, LLC and the Company, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.12 Numo Manufacturing Acquisitions, Inc's promissory notes to Numo Manufacturing Company, Inc and Diamond Cap Company, Inc dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.
          10.13  Wilson Brothers USA, Inc. 2000 Stock Plan*
          11.1 Computation of Earnings (Loss) per Common and Equivalent Share - Five Years Ended December 31, 1999*
          16.1 Letter re. Change in Certifying Accountant incorporated by reference from Wilson Brothers USA, Inc. Form 8-K filed on October 4, 2000
          21.1   Subsidiaries of Wilson Brothers USA, Inc.*
          23.1   Consent of Arthur Anderson LLP*
          23.1   Consent of Pratt-Thomas, Gumb & Co., P.A.*
          24.1   Power  of Attorney (included on signature pages
                 hereto)
          27.1 Financial Data Schedule fiscal year ended 12/31/99 (for SEC use only)*


Exhibit 4.4

Exhibit 4.5

                      CONVERSION AGREEMENT

     THIS AGREEMENT is made as of this 6th day of December, 1999, between the undersigned and Wilson Brothers USA, Inc. ("Company"). The undersigned are owners of convertible notes and accounts receivable from the Company which are in arrears and have accumulated interest. In lieu of enforcing the obligations, which would jeopardize the viability of the Company, the undersigned will convert debt interests to common stock in the Company in accordance with the conversion set forth below.

      The undersigned, the holders of the convertible notes and accounts receivable as set forth on attached Exhibit A ("Obligations"), hereby surrender the Obligations for conversion into shares of common stock of the Company as set forth on Exhibit A (the "Shares") in return for the extinguishment of the entire principal amount of the Obligations and all interest accrued thereon, and request that certificates representing the Shares be issued in the name of the undersigned.

      In connection herewith, each of the undersigned hereby warrants and represents that the Shares are being acquired for the undersigned's own account and for investment, and not with a view to, or in connection with, any distribution or sale thereof, that he has made no agreement with any other person or entity concerning the Shares, and that his financial condition is such that it will not be necessary for him to dispose of the Shares in the foreseeable future. Furthermore, the undersigned agrees to indemnify and hold the Company harmless from and against any claim, liability, cost, or expense, including reasonable attorneys' fees, arising from any alleged unlawful sale or offer to sell or transfer any of the foregoing Shares by the undersigned. The undersigned also represents he is aware that the Shares being acquired have not been registered under either federal law and rules or the applicable law of any state or other jurisdiction, and that sale or resale of the Shares may not be permitted under federal or state law unless such Shares are first registered as securities, or the sale is a transaction that is exempt from registration under both federal and state laws. Furthermore, the undersigned agrees to refrain from any sale of the Shares except pursuant to registration or exemption from registration. The undersigned hereby represents that he has been fully appraised of, and is totally aware of, the nature of the investment being made and the financial risks of the investment, has been offered access to all of the company's books, records, information, agreements, and documents that he has deemed necessary and appropriate under the circumstances, and does not require or desire any information or data pertaining to the company.



THIS AGREEMENT may be executed in multiple counterparts which in the aggregate shall constitute one Agreement


                                   WILSON BROTHERS USA, INC.


                              By   \s\John H. Sanford
                                         John  H. Sanford
                                         President


                              /s/John H. Sanford
                                 John  H. Sanford

                              /s/Marshall C. Sanford,
                         Jr.
                                 Marshall C. Sanford, Jr.

                              /s/Arthur R. Williams
                                 Arthur R. Williams

                              /s/Walter Carucci
                                 Walter Carucci

                              /s/Walter Carucci
                                 Carucci Family Partners

                              /s/David Stedman
                                 David Stedman

                              /s/William Sanford
                                 William Sanford




Exhibit 4.7

Warrant No. 1:  Right to purchase 7,500 shares of Common Stock
     Wilson Brothers USA, Inc., and Illinois corporation.

Registered Owner:  Margaret S. Peyton

For value received, Wilson Brothers USA, Inc., an Illinois corporation, (the "Corporation") grants the following rights to the registered owner of this Warrant:

     (a) Issue. Upon tender to the Corporation (as defined in paragraph (e) hereof), the Corporation shall issue to the registered owner hereof the number of shares specified in paragraph (b) hereof of fully paid and nonassessable shares of Common Stock of the Corporation that the registered owner is otherwise entitled to purchase.

     (b) Number of shares. The number of shares of Common Stock of the Corporation that the registered owner of this Warrant is entitled to receive upon exercise of this Warrant is 7,500
shares.    The  warrant must be exercised for all, but  not  less
than  all,  7,500 shares.   The Corporation shall  at  all  times
reserve  and hold available sufficient shares of Common Stock  to
satisfy  all  conversion  and  purchase  rights  represented   by
outstanding   convertible  securities,  options   and   warrants,
including  the  Warrant.   The Corporation covenants  and  agrees
that all shares of Common Stock that may be issued upon the exercise of the Warrant shall, upon issuance, be duly and validly issued, fully paid and nonassessable, and free from all taxes, liens and charges with respect to the purchase and the issuance of the shares.

     (c)  Exercise price.   The exercise price of this Warrant, the
price at which the shares of stock purchasable upon exercise of this Warrant may be purchased, is twenty-five cents ($0.25) per share.

     (d) Exercise period. Provided, that this Warrant may only be exercised on or after February 23, 2000, and on or before a day that is three years after that date ("Exercise Period"). If not exercised during this period, this Warrant and all rights granted under this Warrant shall expire and lapse.

     (e) Tender. The exercise of this Warrant must be accomplished by actual delivery of the Exercise Price in cash, certified check,  or  official  bank draft in lawful money  of  the  United
States of America, and by actual delivery of a duly executed exercise form, a copy of which is attached to this Warrant as Exhibit "A" properly executed by the registered owner of this
Warrant,  and  by  surrender of this Warrant.   The  payment  and
exercise form must be delivered, personally or by mail, to the offices of the Corporation at 125 King Street, Suite 204, Charleston, SC 29401. Documents sent by mail shall be deemed to be delivered when they are received by the Corporation.

          THIS  WARRANT  HAS NOT BEEN REGISTERED  UNDER
          THE  SECURITIES ACT OF 1933, AS  AMENDED,  OR
          THE  SECURITIES  LAWS  OF  ANY  STATE.   THIS
          WARRANT MAY NOT BE SOLD, OFFERED FOR SALE  OR
          TRANSFERRED  IN THE ABSENCE OF  AN  EFFECTIVE
          REGISTRATION  UNDER  THE  SECURITIES  ACT  OF
          1933,  AS  AMENDED, AND ANY APPLICABLE  STATE
          SECURITIES  LAWS,  OR AN  OPINION  OF  COUSEL
          SATISFACTORY   IN  FORM  AND  SUSBSTANCE   TO
          COUNSEL  FOR THE COMPANY THAT THE TRANSACTION
          WILL NOT RESULT IN A VIOLATION OF FEDERAL  OR
          STATE SECURITIES LAWS.

     IN WITNESS WHEREOF, the Corporation has signed this Warrant by its duly authorized officers the 23rd day of February 2000.

                              WILSON BROTHERS USA, INC.

               Corporate Seal      By   \s\John H.
Sanford
                                         John  H. Sanford

                              Its    President
Exhibit 10.13

                    WILSON BROTHERS USA, INC.

                         2000 STOCK PLAN

1.   Purpose and Eligibility

      The purpose of this 2000 Stock Plan (the "Plan") of Wilson Brothers USA, Inc. (the "Company") is to provide common stock in the Company (each an "Award") to employees, officers, directors, consultants and advisors of the Company and its Subsidiaries, all of whom are eligible to receive Awards under the Plan. Any person to whom an Award has been granted under the Plan is called a "Participant". Additional definitions are contained in Section 8.

1.   Administration
2.
a. Administration by Board of Directors. The Plan will be administered by the Board of Directors of the Company (the
"Board").   The  Board, in its sole discretion,  shall  have  the
authority to grant and amend Awards, to adopt, amend and repeal rules relating to the Plan and to interpret and correct the provisions of the Plan and any Award. All decisions by the Board
shall  be  final and binding on all interested persons.   Neither
the Company nor any member of the Board shall be liable for any action or determination relating to the Plan.
b.
c. Appointment of Committees. To the extent permitted by applicable law, the Board may delegate any or all of its powers under the Plan to one or more committees or subcommittees of the Board (a "Committee"). All references in the Plan to the Board shall mean such Committee or the Board.
d.
e. Delegation to Executive Officers. To the extent permitted by applicable law, the Board may delegate to one or more executive officers of the Company the power to grant Awards and exercise such other powers under the Plan as the Board may determine, provided that the Board shall fix the maximum number of Awards to be granted and the maximum number of shares issuable to any one Participant pursuant to Awards granted by such executive officers.
f.
3.   Stock Available for Awards
4.
a. Number of Shares. Subject to adjustment under Section 3(c), the aggregate number of shares of Common Stock of the
Company (the "Common"Stock") that may be issued pursuant to the Plan is 185,000 shares. If any Award expires, or is terminated, surrendered or forfeited, in whole or in part, the unissued Common Stock covered by such Award shall again be available for the grant of Awards under the Plan. If shares of Common Stock
issued   pursuant  to  the  Plan  are  repurchased  by,  or   are
surrendered or forfeited to, the Company at no more than cost, such shares of Common Stock shall again be available for the grant of Awards under the Plan; provided, however, that the cumulative number of such shares that may be so reissued under the Plan will not exceed 185,000. Shares issued under the Plan may consist in whole or in part of authorized but unissued shares or treasury shares.
b.
a.
c.         Per-Participant  Limit.  Subject to  adjustment  under
Section 3(c), no Participant may be granted Awards during any one fiscal year to purchase more than 75,000 shares of Common Stock. d.
e. Adjustment to Common Stock. In the event of any stock split, stock dividend, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, combination, exchange of shares, liquidation, spin-off, split-up, or other similar change in capitalization or event, (i) the number and class of securities available for Awards under the Plan and the per-Participant share limit, (ii) the number and class of securities and vesting schedule, (iii) the repurchase price per security subject to repurchase, and (iv) the terms of each other outstanding stock-based Award shall be adjusted by the Company (or substituted Awards may be made) to the extent the Board shall determine, in good faith, that such an adjustment (or substitution) is appropriate. If Section 6(e)(i) applies for any event, this Section 3(c) shall not be applicable.
f.
5.   Stock Options
6.
7. General. The Board may grant Common Stock (each a "Grant") and determine the number of shares of Common Stock to be covered by each Grant and the conditions and limitations applicable to each Grant, including vesting provisions, repurchase provisions and restrictions relating to applicable federal or state securities laws, as it considers advisable.
8.
9.   Legend
10.
11. The Company may at any time place legends referencing any applicable federal or state securities law restriction on all certificates representing shares of stock subject to the provisions of this Agreement. Unless otherwise specified by the Company, legends placed on such certificates may include, but shall not be limited to, the following:
12.
     THE  SHARES  REPRESENTED BY THIS CERTIFICATE  HAVE  NOT
     BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED OR HYPOTHECATED UNLESS THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH ACT COVERING SUCH SHARES, THE SALE
     IS  MADE IN ACCORDANCE WITH RULE 144 OR RULE 701  UNDER
     THE ACT, OR THE CORPORATION RECEIVES AN OPINION OF COUNSEL FOR THE HOLDER OF THESE SHARES REASONABLY
     SATISFACTORY TO THE CORPORATION, STATING THAT SUCH SALE, TRANSFER ASSIGNMENT OR HYPOTHECATION IS EXEMPT
     FROM   THE   REGISTRATION   AND   PROSPECTUS   DELIVERY
     REQUIREMENT OF SUCH ACT.

1.   Other Stock-Based Awards
2.
      The Board shall have the right to grant other Awards based upon the Common Stock having such terms and conditions as the Board may determine, including, without limitation, the grant of shares based upon certain conditions, the grant of securities convertible into Common Stock and the grant of stock appreciation rights, phantom stock awards or stock units.

1.   General Provisions Applicable to Awards
2.
a. Transferability of Awards. Except as the Board may otherwise determine or provide in an Award, Awards shall not be sold, assigned, transferred, pledged or otherwise encumbered by the person to whom they are granted, either voluntarily or by operation of law, except by will or the laws of descent and distribution, and, during the life of the Participant, shall be exercisable only by the Participant. References to a Participant, to the extent relevant in the context, shall include references to authorized transferees.

a. Documentation. Each Award under the Plan shall be evidenced by a written instrument in such form as the Board shall determine or as executed by an officer of the Company pursuant to authority delegated by the Board. Each Award may contain terms and conditions in addition to those set forth in the Plan provided that such terms and conditions do not contravene the provisions of the Plan.
b.
c. Board Discretion. The terms of each type of Award need not be identical, and the Board need not treat Participants uniformly.
d.
e. Termination of Status. The Board shall determine the effect on an Award of the disability, death, retirement, authorized leave of absence or other change in the employment or other status of a Participant and the extent to which, and the period during which, the Participant, or the Participant's legal representative, conservator, guardian or designated beneficiary, may exercise rights under the Award.
f.
g. Withholding. Each Participant shall pay to the Company, or make provisions satisfactory to the Company for payment of, any taxes required by law to be withheld in connection with Awards to such Participant no later than the date of the event creating the tax liability. The Board may allow Participants to satisfy such tax obligations in whole or in part by transferring shares of Common Stock, including shares retained from the Award creating the tax obligation, valued at their fair market value (as determined by the Board or as determined pursuant to the applicable option agreement). The Company may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to a Participant.
h.
i. Amendment of Awards. The Board may amend, modify or terminate any outstanding Award including, but not limited to, substituting therefor another Award of the same or a different type, changing the date of exercise or realization.
j.
k. Conditions on Delivery of Stock. The Company will not be obligated to deliver any shares of Common Stock pursuit to the Plan or to remove restrictions from shares previously delivered under the Plan until (i) all conditions of the Award have been met or removed to the satisfaction of the Company, (ii) in the opinion of the Company's counsel, all other' legal matters in connection with the issuance and delivery of such shares have been satisfied, including any applicable securities laws and any applicable stock exchange or stock market rules and regulations, and (iii) the Participant has executed and delivered to the Company such representations or agreements as the Company may consider appropriate to satisfy the requirements of any applicable laws, rules or regulations, and (iv) the Participant has executed and delivered to the Company such stockholders agreement as may be in effect as of the date of exercise.



1.   Miscellaneous
2.
a.        Definitions.
b.
(i) "Company," for purposes of eligibility under the Plan, shall include any present or future subsidiary corporations of Wilson Brothers USA, Inc.
(ii)
(iii) "Code" means the Internal Revenue Code of 1986, as amended, and any regulations promulgated thereunder.
(iv)
(v) "Employee" for purposes of eligibility under the Plan shall include a person to whom an offer of employment has been extended by the Company.
(vi)
c.         No  Right  to Employment of Other Status.   No  person
shall have any claim or right to be granted an Award, and the grant of an Award shall not be construed as giving a Participant the right to continued employment or any other relationship with
the  Company.   The Company expressly reserves the right  at  any
time to dismiss or otherwise terminate its relationship with a Participant free from any liability or claim under the Plan.
d.
e. No Rights As Stockholder. Subject to the provisions of the applicable Award, no Participant shall have any rights as a stockholder with respect to any shares of Common Stock to be distributed with respect to an Award until becoming the record holder thereof.
f.
g. Effective Date and Term of Plan. The Plan shall become effective on the date on which it is adopted by the Board. No Awards shall be granted under the Plan after the completion of two years from the date on which the Plan was adopted by the Board.
h.
i. Amendment of Plan. The Board may amend, suspend or terminate the Plan or any portion thereof at any time.
j.
k. Governing Law. The provisions of the Plan and all Awards made hereunder shall be governed by and interpreted in accordance with the laws of the State of Illinois, without regard to any applicable conflicts of law.
l.
m.
n.
             Accepted by the Board of Directors on Oct. 10, 2000.


Exhibit 11.1

           Wilson Brothers USA, Inc. and Subsidiaries
 Computation of Earnings (Loss) per Common and Equivalent Share
               Five Years Ended December 31, 1999
            (In thousands, except per share amounts)
                              1999    1998    1997   1996  1995
Income (loss) from continuing operations $    249$  (290)  $497
$  (58)                       $ (602)
Add: Interest on convertible
   note payable                   *        *       125
*               *

     Adjusted net income (loss)   $   249$    (290) $622  $ (58)
$   (602)

Weighted average common stock and common stock equivalents:

Common stock                  3,827  3,321   3,321 3,321  3,321
Conversion of note payable,
   including interest thereon     --            *         1,348
*          *
Issuable pursuant to a loan origination fee     --     *    140
*    *
                              3,827  3,321   4,809 3,321  3,321

Earnings (loss) per common and
   equivalent share:

      Basic                      $0.07  $(0.09) $(0.15)$(0.02)$
(0.18)
      Diluted                   $0.07  $(0.09) $(0.13)$(0.02)$(
0.18)

*Antidilutive

Exhibit 21.1

            Subsidiaries of Wilson Brothers USA, Inc.

                      Name                 State of
                                      Incorporation/Orga
                                           nization
           Houze Glass Corporation    Pennsylvania
           Numo Manufacturing         Texas
           Acquisitions, Inc.
           LM Plastics, Inc.          North Carolina
           Houze West, LLC            Nevada


Exhibit 27.1

                     Financial Data Schedule

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED
FROM FORM 10-K AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO
SUCH FINANCIAL STATEMENTS

IN 000's
PERIOD-TYPE                   YEAR
FISCAL-YEAR-END               DEC-31-1999
PERIOD-START                  JAN-01-1999
PERIOD-END                    DEC-31-1999
CASH                          $     196
SECURITIES                              0
RECEIVABLES                       1,843
ALLOWANCES                             96
INVENTORY                         1,129
CURRENT-ASSETS                    3,116
PP&E                              2,942
DEPRECIATION                      2,237
TOTAL-ASSETS                      3,929
CURRENT-LIABILITIES               2,447
BONDS                             1,400
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            9,395
OTHER-SE                         (9,313)
TOTAL-LIABILITIES-AND-EQUITY      3,929
SALES                           12,272
TOTAL-REVENUES                  12,272
COGS                              9,442
TOTAL-COSTS                     11,800
OTHER-EXPENSES                       223
LOSS-PROVISION                          0
INTEREST-EXPENSE                     257
INCOME-PRETAX                        249
INCOME-TAX                               0
INCOME-CONTINUING                    249
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                           249
EPS-BASIC                             .07
EPS-DILUTED                           .07