Form 10-Q
period 2000-03-31
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2000

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

     There were 9,394,670 shares of Common Stock ($1.00 par value) outstanding at April 30, 2000.


Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                           March 31,   December 31,
                                              2000          1999

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $    94       $    196
     Receivables, less allowance of $122,000 in 2000
       and $ 96,000 in 1999                         1,712
     1,747
     Inventories                               981        1,129
     Other                                     133           44
          Total current assets               2,920        3,116
Goodwill, less accumulated amortization         82           83
Non-compete agreements, less accumulated amortization         6
25
Properties, at cost less accumulated depreciation        821
705

                                           $ 3,829       $3,929
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   614       $  629
     Current portion of notes payable          102          102
     Accounts payable                        1,123        1,190
     Accrued salaries and other employee costs           143
     116
     Accrued interest due affiliates             4            -
     Accrued interest due others                12           21
     Notes payable to affiliates               130            -
     Other current liabilities                 387          389
          Total current liabilities          2,515        2,447


Notes payable to others                        756          784
Other liabilities                                     616
616
                                             1,372        1,400

Minority interest in consolidated subsidiary             (20)
     (16)

Commitments and Contingencies
Stockholders' equity (deficit):
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 9,394,670 shares          9,395
     9,395
     Capital in excess of par value          5,020        5,020
     Accumulated deficit                    (14,453)     (14,317)
          Total stockholders' equity (deficit)            (38)
          98
                                            $3,829       $3,929
See accompanying notes to consolidated financial statements.



            Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                                 For the Three Months
                                    Ended March 31,
                                    2000     1999
                       (In thousands except per share amounts)

Net sales                           $2,695   $3,123

Cost of sales                       2,188    2,503
Selling, general and administrative expenses   628           535
                                    2,816     3038

Income (loss) from operations       (121)       85

Other expense (income):
   Interest expense - affiliates        -       31
   Interest expense                    33       30
   Minority interest                  (4)      (7)
   Other, net                        (14)      (1)
                                       15       53
      Income (loss) from operations before
        provision for income taxes  (136)       32

Provision for income taxes              -        -

      Net income (loss)             (136)       32

Accumulated deficit - beginning     (14,317) (14,566)

Accumulated deficit - ending       $(14,453)     $(14,534)

Income (loss) per share
   Basic                            $    (0.01)  $     0.01
   Diluted                          $    (0.01)  $     0.01

See accompanying notes to consolidated financial statements.



           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                 For the Three Months
                                     Ended March 31,
                             2000               1999
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net income (loss)                 $    (136)              $32
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Minority interest                  (4)      (7)
   Depreciation and amortization       51       38
   Decrease (increase) in receivables, net      35    (40)
   Decrease (increase) in inventories 148      208
   Decrease (increase) in other current assets(89)   (116)
   Increase (decrease) in accounts payable    (67)   (195)
   Increase (decrease) in accrued salaries and
      other current liabilities        22       78
   Due from affiliates                  -       31
   Net cash used in operating activities     (40)       29
Cash flows used in investing activities:
   Capital expenditures              (148)     (3)
   Net cash used in investing activities      (148)          (3)
Cash flows from financing activities:
   Proceeds from notes payable affiliate     130         -
   Proceeds from long-term debt         -      286
   Repayments of long-term debt      (29)     (33)
   Increase (decrease) in short-term borrowings       (15)
25
   Net cash provided by financing activities    86
278
Net increase (decrease) in cash and equivalents     (102)    304
Cash and equivalents at beginning of period    196           147
Cash and equivalents at end of period   $    94  $     451

See accompanying notes to consolidated financial statements
Summary of Significant Accounting Policies

 (1) Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999.

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of March 31, 2000, the Company had three wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP"), and a 41% percent ownership interest in Bargain Builder.com, Inc. ("BB.com) and a 75 percent ownership in Houze West LLC
     ("Houze West").   The Company had discontinued substantially
     all of the operations of LMP and Houze West as of December 31, 1997 and December 31, 1998, respectively.

     Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BB.com operates in the building products business and engages in wholesaling
     and retailing of building supplies over the Internet.   The
     Company's principal executive offices are located at 125 King Street, Suite 204, Charleston, SC 29401.

     Principles of Consolidation

     The  consolidated financial statements include the  accounts
     of  the  Company  and its majority-owned subsidiaries.   All
     significant intercompany items and transactions have been eliminated in consolidation.

     Income (loss) per Share

              Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 9,394,670.


 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                    March 31,     December 31,
                                        2000        1999


                                                      (In
     thousands)

     Raw materials                    $  963       $ 949
     Work in process                          16     113
     Finished goods                        2          67
                                      $  981       $1,129

 (3) Short-term Borrowings

     On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which expired on March 31, 1999 and has a limit in the amount of $750,000. Upon maturity an additional one-year renewal was obtained through March 31, 2000. This line of credit replaced Houze's former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by John Sanford, the Company's majority shareholder, President, and member of the board of directors. On March 30, 2000 Houze again renewed its line of credit through March 30, 2001 and increased the amounts available under the line of credit to $1,050,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 30, 2001. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

     On February 24, 2000 the Company borrowed $130,000 from, Mrs. Margaret S. Peyton, John Sanford's mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants were approved by the board of directors.

 (4) Notes Payable to Affiliates and Others

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


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of March 31, 2000, the Company had an accumulated deficit of $14.5 million and consolidated working capital of $0.4 million.

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

 (6) Acquisitions
     On November 12, 1997, the Company became the sole owner of a newly formed Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company sold 25% of its ownership interest to an unaffiliated company, Cactus Enterprises, LLC. Houze West maintained its manufacturing operations in Henderson, Nevada, where it entered into a lease agreement for approximately 15,000 square feet of manufacturing facilities. Houze West operated in the same business segment as the Company, primarily in the decoration of mugs and glassware, and was a manufacturing and sales distribution center to the Company's customers in the western United States. In December 1998, the operations were transferred to Houze. The Company plans to dissolve Houze West.

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

     On April 5, 1999, BBP issued a convertible note to Blind John, LLC, a limited liability company in which John Sanford owns less than 3% interest, Brett Smith, a Director of the Company, and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000 totaling $500,000 with interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.

     On October 29, 1999 Bargain Builder.com, Inc. ("BB.com) was formed by the Company and other parties, including Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. BBP's convertible note holders, described in the paragraph above, exercised their conversion rights and were issued 300 shares of BBP. The 300 shares of BBP were then exchanged for 298 shares or approximately a 30% interest in BB.com. No gain or loss was recognized by the Company on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting.

     On March 15, 2000 BB.com began selling a private placement to raise additional capital. Because of the private placement, the Company's percentage ownership will be diluted.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of March 31, 2001; and other risk factors identified from time to time in the Company's periodic reports.


Financial Condition and Liquidity


The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

On October 2, 1998, Houze executed a new revolving line of credit with a new bank, which was to expire on March 31, 1999 and had a limit in the amount of $750,000. Upon maturity an additional one-year renewal was obtained through March 31, 2000. This line of credit replaced Houze's former $500,000 line of credit. Interest is calculated at the bank's prime rate plus 0.75% or 1.25% depending on the amount of cash collateral. Advances on such line of credit are collateralized by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by John Sanford. On March 30, 2000 Houze again renewed its line of credit through March 30, 2001 and increased the amounts available under the line of credit to $1,050,000. No assurances can be given as to the success of obtaining an extension or refinancing subsequent to March 30, 2001. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

On February 24, 2000 the Company borrowed $130,000 from, Mrs. Margaret S. Peyton, John Sanford's mother, in order to purchase equipment for Numo. The equipment will be used to help automate production at Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants were approved by the board of directors.

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


Results of Operations


Three Months Ended March 31, 2000 Compared with the Three Months
Ended March 31, 1999

Net sales decreased $.4 million, or 13.7 % in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The decrease was primarily attributable to the decreased sales of Houze. In addition as of March 31, 1999, the results of operation of BBP were consolidated with the results of operations of the Company. As of March 31, 2000, the Company's ownership percentage of BB.com, previously BBP, decreased to approximately 41% from 90%, consequently the sales and cost of sales of BB.com in the amounts of $.53 million and $.38 million respectively were not consolidated.


Gross Profit decreased $.1 million, or 18.3 % in the three months ended March 31, 2000 as compared to the three months ended March
31, 1999. The decrease was primarily attributable to the decreased sales of Houze. In addition there was a 1% decline in the overall gross profit percentage from 19.9% to 18.9%.


The increase in selling, general and administrative expense was primarily due to Numo. Numo increased its advertising and promotional efforts. As of March 31, 1999 the Company had $1,500,000 in convertible notes. On December 6, 1999 the notes and interest were converted to common stock. Interest expense payable to affiliates decreased due to this conversion.


Item 3.  Quantitative and Qualitative Disclosure About Market
Risk

Not Applicable

Wilson Brothers USA, Inc. and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds -

     On February 24, 2000, the Company issued warrants to purchase 7,500 shares of its common stock at an exercise price of $0.25 per share to Mrs. Margaret S. Peyton in connection with a $130,000 loan issued to the Company for the purchase of equipment
for Numo.   The warrant was issued in reliance on a claim of
exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information

     Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr. to serve as the Company's Chief
Executive Officer. In addition to this position, Mr. Zanin continues to serve as Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     4.7 Warrant to purchase 7,500 shares of common stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

     10.14     Wilson Brothers USA, Inc and Numo Manufacturing
          Acquisitions, Inc's promissory note to Margaret S.
          Petyon dated February 23, 2000.*

     27.1 Financial data schedule for the Three Months ended
     March 31, 2000 (for SEC purposes only)*

     _____________________
     * being filed herewith.


  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the three months ended March 31, 2000.



           Wilson Brothers USA, Inc. and Subsidiaries

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  January 24, 2001                     By:    /s/ Frank J.
Zanin, Jr.
                                            Frank J. Zanin, Jr.
                                            Chief Executive
                                            Officer and
                                            Principal Financial
                                            Officer
Exhibits

     4.7 Warrant to purchase 7,500 shares of common stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

     10.14     Wilson Brothers USA, Inc and Numo Manufacturing
          Acquisitions, Inc's promissory note to Margaret S.
          Peyton dated February 23, 2000.*

     27.1 Financial data schedule for the Three Months ended
     March 31, 2000 (for SEC purposes only)*
Exhibit 10.14

STATE OF SOUTH CAROLINA  )
                         )              PROMISSORY NOTE
COUNTY   OF  CHARLESTON  )


$ 130,000                                 Date: February 23, 2000


     FOR VALUE RECEIVED, the Undersigned, Wilson Brothers USA, Inc. and Numo Manufacturing Acquisition, Inc., jointly and severally, (together the "Borrower") hereby promise to pay to the order of Mrs. Margaret S. Peyton (hereinafter "Lender"), her heirs or assigns, at Charleston, South Carolina, in lawful money of the United States of America, the principal sum of One Hundred Thirty Thousand and 00/100 ($130,000) Dollars, together with interest payable from the date hereof at the rate of Eight percent (8%) per annum on the unpaid balance, whether maturity be due to acceleration or a passage of time or otherwise. Principal and interest shall be paid one year from the date hereof.

     The Borrower shall have the privilege of prepaying this Note in whole at any time or in part, from time to time, without prepayment penalty, with interest at the rate aforesaid to be paid with any such prepayment.

     Lender's failure to exercise any right or option available to Lender hereunder or pursuant to any agreement regarding security of this Note, including without limitation the right or option to make demand for immediate payment in full of the amount due hereunder, shall not constitute a waiver of such right or option at any subsequent time or a consent to the subsequent occurrence of the same or any other event giving rise to such right or option. Lender's acceptance of any payment hereunder which is less than payment in full of all amounts due and payable at the time of such payment shall not constitute a waiver of any right or option available to Lender at that time or any subsequent time and shall not nullify any prior exercise of any such right or option, except as and to the extent otherwise provided by law.

     If this Note is not paid in full when due, Borrower promises to pay all costs of collection incurred by Lender, including without limitation, reasonable attorney's fees and all expenses incurred in connection with the protection or realization of any of the collateral securing the payment hereof or enforcement of any guaranty or security therefore, regardless of whether or not suit is actually commenced thereon.
     Borrower hereby waives presentment, protest, demand, notice of protest, notice of dishonor and any and all other notices and demands which may be made or required to be made by Lender hereunder. Borrower also expressly agrees that Lender may, without in any way affecting the liability of Borrower or any guarantor hereof, (i) extend the time for payment of any amount hereunder, (ii) accept further security or release security for payment of this Note, (iii) otherwise modify the terms of this Note or of any other document delivered in connection herewith, and (iv) sell or assign all or part of Lender's interest and rights in and under this Note. No extension of time for payment of any amount hereunder or renewal or modification hereof made by agreement by Lender with any person shall affect Borrower's liability under this Note, if Borrower is not a party to such agreement. This Note may not otherwise be modified except in writing executed by, at least, the party against whom such modification is sought to be enforced.

     The Borrower hereby grants a security interest in the CNC BBP cutting press, Serial Number 25D600131, Model S530-BP ("Collateral") to secure the payment of principal and interest of the Note. Borrow shall not transfer, sell or assign Lender=s interest in the Collateral nor permit any other security interest to be created thereon without Lender's prior written approval. In the event of default hereunder Lender may dispose of the
Collateral in a private sale without notice to Borrower. All rights conferred on Lender are in addition to those granted by any state or local law.

     All references herein to Lender shall include and refer to her heirs, successors and assigns. All references herein to Borrower shall include and refer to the undersigned, its successors and assigns. This Note shall be governed by and construed in accordance with the laws of the State of South Carolina.

     IN WITNESS WHEREOF, this Note has been duly executed and delivered by Borrower on the 23rd day of February, 2000.

                                   BORROWER:
                                   WILSON BROTHERS USA, INC.


                              By:            /s/ John H. Sanford
                                        JOHN H. SANFORD
                                        Its:  President
Attest:

/s/ John H. Sanford
Secretary

                                   NUMO             MANUFACTURING
                                   ACQUISITION, INC.


                              By:            /s/ John H. Sanford
                                        JOHN H. SANFORD
                                        Its:  President
Attest:

/s/ John H. Sanford
Secretary




Exhibit 27.1
Financial Data Schedule for the Three Months Ended March 31, 2000
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-2000
PERIOD-START                  JAN-1-2000
PERIOD-END                    MAR-31-2000
CASH                          $      94
SECURITIES                              0
RECEIVABLES                       1,834
ALLOWANCES                           122
INVENTORY                            981
CURRENT-ASSETS                    2,920
PP&E                              3,089
DEPRECIATION                      2,268
TOTAL-ASSETS                      3,829
CURRENT-LIABILITIES               2,515
BONDS                             1,372
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            9,395
OTHER-SE                         (9,433)
TOTAL-LIABILITIES-AND-EQUITY      3,829
SALES                             2,695
TOTAL-REVENUES                    2,695
COGS                              2,188
TOTAL-COSTS                       2,816
OTHER-EXPENSES                         15
LOSS-PROVISION                          0
INTEREST-EXPENSE                       33
INCOME-PRETAX                       (136)
INCOME-TAX                               0
INCOME-CONTINUING                   (136)
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                          (136)
EPS-BASIC                          (0.01)
EPS-DILUTED                        (0.01)