Form 10-Q
period 2000-06-30
WILSON BROTHERS USA INC
filed 2001-02-01
CIK 107469

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2000

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

     There were 9,394,670 shares of Common Stock ($1.00 par value) outstanding at July 31, 2000.


Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                            June 30,   December 31,
                                              2000          1999

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $   195       $    196
     Receivables, less allowance of $108,000 in 2000
       and $ 96,000 in 1999                         2,384
     1,747
     Inventories                             1,078        1,129
     Other                                     118           44
          Total current assets               3,775        3,116
Goodwill, less accumulated amortization         81           83
Non-compete agreements, less accumulated amortization         -
25
Properties, at cost less accumulated depreciation        896
705

                                           $ 4,752       $3,929
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   746       $  629
     Current portion of notes payable          102          102
     Accounts payable                        1,337        1,190
     Accrued salaries and other employee costs           274
     116
     Accrued interest due affiliates             4            -
     Accrued interest due others                11           21
     Notes payable to affiliates               130            -
     Other current liabilities                 418          389
          Total current liabilities          3,022        2,447

Notes payable to others                        732          784
Other liabilities                                     616
616
                                             1,348        1,400

Minority interest in consolidated subsidiary             (20)
     (16)

Commitments and Contingencies
Stockholders' equity (deficit):
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                         -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 9,394,670 shares      9,395
     9,395
     Capital in excess of par value          5,020        5,020
     Accumulated deficit                    (14,013)     (14,317)
          Total stockholders' equity (deficit)            402
          98
                                            $4,752       $3,929
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                             For the Three Months For the Six Months
                               Ended June 30,       Ended June 30,
                                2000     1999      2000    1999
                            (In thousands except per share amounts)

Net sales                      $4,066   $3,484    $6,761 $6,607

Cost of sales                   2,942    2,781    5,130   5,284
Selling, general and administrative expenses      802    625   1
,430                            1,160
                                3,744    3,406    6,560   6,444

Income (loss) from operations     322       78      201     163

Other expense (income):
   Interest expense - affiliates        -         31
62
   Interest expense                32       30       65      60
   Minority interest                -     (16)      (4)    (23)
   Other, net                   (150)      (3)    (164)     (4)
                                (118)       42    (103)      95
      Income (loss) from operations before
        provision for income taxes      440       36     304
68

Provision for income taxes          -        -        -       -

      Net income (loss)           440       36      304      68

Accumulated deficit - beginning         (14,453)  (14,534)     (
14,317)                        (14,566)

Accumulated deficit - ending   $(14,013)     $    (14,498)  $(1
4,013)                              $   (14,498)

Income (loss) per share
   Basic                        $0.05   $ 0.01    $0.03  $ 0.02
   Diluted                      $0.05   $ 0.01    $0.03  $ 0.01



See accompanying notes to consolidated financial statements.


           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                  For the Six Months
                                     Ended June 30,
                             2000               1999
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net income (loss)                 $304    $  68
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Minority interest                  (4)     (23)
   Depreciation and amortization       89       78
   Decrease (increase) in receivables, net   (637)    (77)
   Decrease (increase) in inventories  51    (215)
   Decrease (increase) in other current assets(74)   (190)
   Increase (decrease) in accounts payable     147    (51)
   Increase (decrease) in accrued salaries and
      other current liabilities       181       48
   Due from affiliates                           6
   Net cash provided by (used in) operating activities        57
(356)
Cash flows used in investing activities:
   Capital expenditures              (253)    (23)
   Net cash used in investing activities     (253)          (23)
Cash flows from financing activities:
   Repayment of long-term debt       (52)     (58)
   Proceeds from long-term debt         -      560
   Proceeds from notes payable affiliate     130         -
   Increase (decrease) in short-term borrowings        117
16
   Net cash provided by financing activities   195
518
Net increase (decrease) in cash and equivalents        (1)
139
Cash and equivalents at beginning of period    196           147
Cash and equivalents at end of period   $    195 $     286

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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of June 30, 2000, the Company had three wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP"), and a 24% percent ownership interest in Bargain Builder.com, Inc. ("BB.com) and a 75 percent ownership in Houze West LLC
     ("Houze West").   The Company had discontinued substantially
     all of the operations of LMP and Houze West as of December 31, 1997 and December 31, 1998, respectively.

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

     Income (loss) per Share

              Income (loss) per share has been calculated using weighted average number of outstanding shares of common stock of 9,394,670.


 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                     June 30,     December 31,
                                        2000        1999

                                                    (In
     thousands)

     Raw materials                    $ 1,060      $ 949
     Work in process                          16     113
     Finished goods                        2          67
                                      $1,078       $1,129

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


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of June 30, 2000, the Company had an accumulated deficit of $14.0 million and consolidated working capital of $.8 million.

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

     On April 5, 1999, BBP issued a convertible note to Blind John, LLC, Brett Smith, and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000 totaling $500,000 with interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.

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

     On March 15, 2000 BB.com began selling a private placement
     to raise additional capital.   By June 30, 2000 BB.com
     raised $2.0 million. Because of the private placement, the Company's percentage ownership was diluted. As of June 30, 2000, the Company's percentage ownership of BB.com was approximately 24%.

 (7) The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Due to net operating loss carry forwards and the reversal of deferred tax liabilities related to open tax years no provision for income taxes is required in the second quarter.

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

On February 24, 2000 the Company borrowed $130,000 from, Mrs. Margaret S. Peyton, John Sanford's mother, in order to purchase equipment for Numo. The equipment will be used to help automate production. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants were approved by the board of directors.

Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Until such time that the Company paid Harris for all past due fees plus reimbursement of reasonable expenses, Harris would not release the Company's records and stock certificate inventory for further processing. The Company subsequently settled its obligations with Harris and on May 17, 2000, appointed American Stock Transfer and Trust Company as its transfer agent.



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


Results of Operations


Three Months Ended June 30, 2000 Compared with the Three Months
Ended June 30, 1999

Net sales increased $.6 million, or 16.7 % for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase was attributable to a 66% increase in
Numo's sales over the same three-month period in 1999.   Numo's
increase was offset by a 13% decrease in Houze's sales over the same three-month period in 1999. In addition as of June 30, 1999, the results of operations of BBP were consolidated with the Company's results of operations. As of June 30, 2000, the Company's ownership percentage of BB.com, previously BBP, decreased to approximately 24%, consequently the sales and cost of sales of BB.com in the amount of $.34 million and $.30 million, respectively, were not consolidated.


Gross Profit increased $.4 million, or 59.9 % in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily attributable to the increased sales of Numo. In addition there was a 7.5% increase in the overall gross profit percentage from 20.2% to 27.7% resulting from the increase in Numo's sales, which have a higher gross profit margin than sales of Houze.


The increase in selling, general and administrative expense was primarily due to Numo. Numo increased its advertising and promotional efforts. As of June 30, 1999 the Company had $1,500,000 in convertible notes. On December 6, 1999 the notes and interest were converted to common stock. Interest expense payable to affiliates decreased due to this conversion. Other income increased $111,000 due to the Company's monetary award on its bankruptcy claim with Penn Engineering.


Six Months Ended June 30, 2000 Compared with the Six Months Ended
June 30, 1999

Net sales increased $.2 million, or 2.4 % for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase was attributable to a 51% increase in Numo's
sales over the same six-month period in 1999.   Numo's increase
was offset by a 23% decrease in Houze's sales over the same six-month period in 1999. In addition as of June 30, 1999, the results of operations of BBP were consolidated with the Company's results of operations. As of June 30, 2000, the Company's ownership percentage of BB.com, previously BBP, decreased to approximately 24%, consequently the sales and cost of sales of BB.com in the amount of $.87 million and $.68 million, respectively, were not consolidated.



Gross Profit increased $.3 million, or 23.3 % in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily attributable to the increased sales of Numo. In addition there was a 4.1% increase in the overall gross profit percentage from 20.1% to 24.2% resulting from the increase in Numo's sales, which have a higher gross profit margin than Houze.


The increase in selling, general and administrative expense was primarily due to Numo. Numo increased its advertising and promotional efforts. As of June 30, 1999 the Company had $1,500,000 in convertible notes. On December 6, 1999 the notes and interest were converted to common stock. Interest expense payable to affiliates decreased due to this conversion. Other income increased $111,000 due to the Company's monetary award on its bankruptcy claim with Penn Engineering.


Item 3.  Quantitative and Qualitative Disclosure About Market
Risk

Not Applicable
Part II. Other Information

Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not
Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     27.1 Financial data schedule for the Six Months ended June
     30, 2000 (for SEC purposes only)

  (b)     Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the six months ended June 30, 2000.



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

Wilson Brothers USA, Inc.


Date:  January 24, 2001                     By:    /s/ Frank J.
Zanin, Jr.
                                            Frank J. Zanin, Jr.
                                            Chief Executive
                                            Officer and
                                            Principal Financial
                                            Officer

Exhibits

27.1 Financial data schedule for the Six Months ended June 30,
2000 (for SEC purposes only)

Exhibit 27.1
Financial Data Schedule for the Three Months Ended June 30, 2000
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-2000
PERIOD-START                  APR-1-2000
PERIOD-END                    JUN-30-2000
CASH                          $     195
SECURITIES                               0
RECEIVABLES                       2,492
ALLOWANCES                           108
INVENTORY                         1,078
CURRENT-ASSETS                    3,775
PP&E                              3,195
DEPRECIATION                      2,299
TOTAL-ASSETS                      4,752
CURRENT-LIABILITIES               3,022
BONDS                             1,348
PREFERRED-MANDATORY                      0
PREFERRED                                0
COMMON                            9,395
OTHER-SE                         (8,993)
TOTAL-LIABILITIES-AND-EQUITY      4,752
SALES                             4,066
TOTAL-REVENUES                    4,066
COGS                              2,942
TOTAL-COSTS                       3,744
OTHER-EXPENSES                     (118)
LOSS-PROVISION                          0
INTEREST-EXPENSE                      32
INCOME-PRETAX                       440
INCOME-TAX                              0
INCOME-CONTINUING                   440
DISCONTINUED                            0
EXTRAORDINARY                           0
CHANGES                                 0
NET-INCOME                          440
EPS-BASIC                          0.05
EPS-DILUTED                        0.05