Form 10-Q
period 2000-09-30
WILSON BROTHERS USA INC
filed 2001-02-02
CIK 107469

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2000

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

     There were 9,394,670 shares of Common Stock ($1.00 par value) outstanding at September 30, 2000.


Part I. Financial Information, Item 1.  Financial Statements
           Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
                                         September 30, December 31,
                                              2000          1999

                 Assets                        (In thousands)
Current assets
     Cash and cash equivalents             $          327 $
     196
     Receivables, less allowance of $128,000 in 2000
       and $ 96,000 in 1999                         2,367
     1,747
     Inventories                             1,237        1,129
     Other                                      97           44
          Total current assets               4,028        3,116
Goodwill, less accumulated amortization         79           83
Non-compete agreements, less accumulated amortization         -
25
Trademark, less accumulated amortization        71            -
Properties, at cost less accumulated depreciation        958
705
Investments - available-for-sale                33            -

                                           $ 5,169       $3,929
 Liabilities and Stockholders' Deficit
Current liabilities:
     Short-term borrowings                 $   787       $  629
     Current portion of notes payable          102          102
     Accounts payable                        1,374        1,190
     Accrued salaries and other employee costs           255
     116
     Accrued interest due affiliates             6            -
     Accrued interest due others                13           21
     Notes payable to affiliates               130            -
     Other current liabilities                 415          389
          Total current liabilities          3,082        2,447

Notes payable to others                        706          784
Other liabilities                                     616
616
                                             1,322        1,400

Minority interest in consolidated subsidiary             (20)
     (16)

Commitments and Contingencies
Stockholders' equity (deficit):
     Preferred stock, $1 par value; authorized 5,000,000
     shares; none issued                              -            -
     Common stock, $1 par value; authorized 10,000,000
     shares; issued and outstanding 9,394,670 shares      9,395
     9,395
     Capital in excess of par value          5,020        5,020
     Accumulated deficit                    (13,630)     (14,317)
          Total stockholders' equity (deficit)            785
          98
                                            $5,169       $3,929
See accompanying notes to consolidated financial statements.

           Wilson Brothers USA, Inc. and Subsidiaries
  CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                           (Unaudited)



                             For the Three MonthsFor the Nine Months
                              Ended September 30,Ended September 30,
                                2000     1999      2000    1999
                            (In thousands except per share amounts)

Net sales                      $4,116   $3,663    $10,877     $
10,270

Cost of sales                   2,809    2,803    7,939   8,087
Selling, general and administrative expenses      894    632   2
,324                            1,792
                                3,703    3,435    10,263  9,879

Income (loss) from operations     413      228      614     391

Other expense (income):
   Interest expense - affiliates        -         33     -
95
   Interest expense                36       32      101      92
   Minority interest                -      (5)      (4)    (28)
   Other, net                     (6)     (15)    (170)    (19)
                                   30       45     (73)     140
      Income (loss) from operations before
        provision for income taxes      383       183    687
251

Provision for income taxes          -        -        -       -

      Net income (loss)           383      183      687     251

Accumulated deficit - beginning         (14,013)  (14,500)     (
14,317)                        (14,568)

Accumulated deficit - ending   $(13,630)     $    (14,317)  $(1
3,630)                              $   (14,317)

Income (loss) per share
   Basic                        $0.04   $ 0.06    $0.07  $ 0.08
   Diluted                      $0.04   $ 0.04    $0.07  $ 0.05



See accompanying notes to consolidated financial statements.









           Wilson Brothers USA, Inc. and Subsidiaries
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                 For the Nine Months
                                   Ended September 30,
                             2000               1999
                 (In thousands except per share
                            amounts)

Cash flows from operating activities:
   Net income (loss)                 $687    $ 251
   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Minority interest                  (4)     (28)
   Depreciation and amortization      123      115
   Decrease (increase) in receivables, net   (620)   (260)
   Decrease (increase) in inventories(108)   (189)
   Decrease (increase) in other current assets(53)   (139)
   Increase (decrease) in accounts payable     184   (112)
   Increase (decrease) in accrued salaries and
      other current liabilities       163      125
   Due from affiliates                        (11)
   Net cash provided by (used in) operating activities       372
(248)
Cash flows used in investing activities:
   Capital expenditures              (347)    (38)
   Purchase intangible               (71)
   Investments - available-for-sale  (33)        -
   Net cash used in investing activities     (451)          (38)
Cash flows from financing activities:
   Repayment of long-term debt       (78)     (32)
   Proceeds from note payable affiliate      130         -
   Proceeds from long-term debt         -      500
   Increase (decrease) in short-term borrowings        158
5
   Net cash provided by financing activities   210
473
Net increase (decrease) in cash and equivalents        131
187
Cash and equivalents at beginning of period    196           147
Cash and equivalents at end of period   $    327 $     334

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

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise. As of September 30, 2000, the Company had three wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze") and LM Plastics, Inc. ("LMP"), and a 24% percent ownership interest in Bargain Builder.com, Inc. ("BB.com) and a 75 percent ownership in Houze West LLC
     ("Houze West").   The Company had discontinued substantially
     all of the operations of LMP and Houze West as of December 31, 1997 and December 31, 1998, respectively.

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


 (2) Inventories

     Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:


                                  September 30,     December
31,
                                        2000        1999

                                                      (In
     thousands)

     Raw materials                    $ 1,177      $ 949
     Work in process                          16     113
     Finished goods                       44          67
                                      $1,237       $1,129

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

     On April 5, 1999, BBP issued a convertible note to Blind John, LLC, a limited liability company in which John Sanford owns a less than a 3% interest, Brett Smith, a Director of the Company, and eleven other unrelated parties in the amounts of $25,000, $125,000 and $350,000 totaling $500,000 with interest calculated at 5 percent per annum repayable in equal installments with interest over 36 months commencing November 5, 2000. The note is convertible into 300 shares of BBP. If such note were converted, the Company's interest in BBP would change from 90 percent to 60 percent.


 (5) Commitments and Contingencies

     The Company has incurred losses from operations and as of September 30, 2000, the Company had an accumulated deficit of $13.6 million and a consolidated working capital of $0.95 million.

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

     On October 29, 1999 Bargain Builder.com, Inc. ("BB.com) was formed by the Company and other parties, including Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. BBP's convertible note holders, described in the paragraph above, exercised their conversion rights and were issued 300 shares of BBP. The 300 shares of BBP were then exchanged for 298 shares or approximately 30% interest in BB.com. No gain or loss was recognized by the Company on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting.



     On March 15, 2000 BB.com began selling a private placement
     to raise additional capital.   By June 30, 2000 BB.com
     raised $2.0 million. Because of the private placement, the Company's percentage ownership was diluted. As of June 30, 2000, the Company's percentage ownership of BB.com was approximately 24%. On October 31, 2000 BB.com's private
     placement was concluded.   As of October 31, 2000 BB.com
     raised $2.4 million, which diluted the Company's ownership to 23%.

(7) The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full fiscal year. Due to net operating loss carry forwards and the reversal of deferred tax liabilities related to open tax years no provision for income taxes is required in the third quarter.
(8)  Subsequent Events

     In October 2000, the Company filed with the state of North
     Carolina to dissolve LMP.

     On October 10, 2000 the board of directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. The Plan will terminate on October 10, 2002. On October 20, 2000 the board of directors approved the issuance of 184,000 shares of the Company's stock under the Plan to certain employees and directors of the Company as additional compensation at an exercise price per share of $0.25.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of March 31, 2001; and other risk factors identified from time to time in the Company's periodic quarterly reports.


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


Results of Operations


Three Months Ended September 30, 2000 Compared with the Three
Months Ended September 30, 1999

Net sales increased $.5 million, or 12% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The increase was attributable to a 47% increase in Numo's sales over the same three-month period in
1999.   Numo's increase was offset by a 4% decrease in Houze's
sales over the same three-month period in 1999. In addition as of September 30, 1999, the results of operations of BBP were consolidated with the Company's results of operations. As of September 30, 2000, the Company's ownership percentage of BB.com, previously BBP, decreased to approximately 23%, consequently the sales and cost of sales of BB.com in the amount of $.93 million and $.72 million respectively were not consolidated.


Gross Profit increased $.4 million, or 52.0 % in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily attributable to the increased sales of Numo. In addition there was an 8.35% increase in the overall gross profit percentage from 23.5% to 31.8% resulting from the increase in Numo's sales, which have a higher gross profit margin than sales of Houze.

The increase in selling, general and administrative expense was primarily due to Numo. Numo increased its advertising and promotional efforts. As of September 30, 1999 the Company had $1,500,000 in convertible notes. On December 6, 1999 the notes and interest were converted to common stock. Interest expense payable to affiliates decreased due to this conversion. Other income increased $111,000 due to the Company's monetary award on its bankruptcy claim with Penn Engineering.


Nine Months Ended September 30, 2000 Compared with the Nine
Months Ended September 30, 1999

Net sales increased $.6 million, or 6.0 % for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase was attributable to a 49% increase in Numo's sales over the same nine-month period in 1999. Numo's increase was offset by an 18% decrease in Houze's sales over the same nine-month period in 1999. In addition as of September 30, 1999, the results of operations of BBP were consolidated with the Company's results of operations. As of September 30, 2000, the Company's ownership percentage of BB.com, previously BBP, decreased to approximately 23%, consequently the sales and cost of sales of BB.com in the amount of $1.8 million and $ 1.4 million, respectively, were not consolidated.



Gross Profit increased $.8 million, or 34.6% in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily attributable to the increased sales of Numo. In addition there was a 5.8% increase in the overall gross profit percentage from 21.3% to 27.1% resulting from the increase in Numo's sales, which have a higher gross profit margin than Houze.


The increase in selling, general and administrative expense was primarily due to Numo. Numo increased its advertising and promotional efforts. As of September 30, 1999 the Company had $1,500,000 in convertible notes. On December 6, 1999 the notes and interest were converted to common stock. Interest expense payable to affiliates decreased due to this conversion. Other income increased $111,000 due to the Company's monetary award on its bankruptcy claim with Penn Engineering.


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

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -
Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

  (a)     Exhibits

     10.13 Wilson Brothers USA, Inc. 2000 Stock Plan, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

     27.1 Financial data schedule for the Nine Months ended
     September 30, 2000 (for SEC purposes only)

  (b)     Reports on Form 8-K

          The Company filed a change in registrant's certifying accountant on Form 8-K during the nine months ended
     September 30, 2000.



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

Wilson Brothers USA, Inc.


Date:  January 24, 2001                     By:    /s/ Frank J.
Zanin, Jr.
                                            Frank J. Zanin, Jr.
                                            Chief Executive
                                            Officer and
                                            Principal Financial
                                            Officer
Exhibits

     10.13 Wilson Brothers USA, Inc. 2000 Stock Plan, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.

     27.1 Financial data schedule for the Nine Months ended
     September 30, 2000 (for SEC purposes only)


Exhibit 27.1
Financial Data Schedule for the Three Months Ended September 30,
                              2000
                     (for SEC purposes only)

IN 000's
PERIOD-TYPE                   QUARTER
FISCAL-YEAR-END               DEC-31-2000
PERIOD-START                  JUL-1-2000
PERIOD-END                    SEP-30-2000
CASH                          $     327
SECURITIES                               0
RECEIVABLES                       2,495
ALLOWANCES                           128
INVENTORY                         1,237
CURRENT-ASSETS                    4,028
PP&E                              3,288
DEPRECIATION                      2,330
TOTAL-ASSETS                      5,169
CURRENT-LIABILITIES               3,082
BONDS                             1,322
PREFERRED-MANDATORY                     0
PREFERRED                               0
COMMON                            9,395
OTHER-SE                         (8,611)
TOTAL-LIABILITIES-AND-EQUITY      5,169
SALES                             4,116
TOTAL-REVENUES                    4,116
COGS                              2,809
TOTAL-COSTS                       3,703
OTHER-EXPENSES                         31
LOSS-PROVISION                          0
INTEREST-EXPENSE                       36
INCOME-PRETAX                        382
INCOME-TAX                               0
INCOME-CONTINUING                    382
DISCONTINUED                             0
EXTRAORDINARY                            0
CHANGES                                  0
NET-INCOME                           382
EPS-BASIC                           0.04
EPS-DILUTED                         0.04