Form 10KSB
period 2000-12-31
WILSON BROTHERS USA INC
filed 2001-03-29
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2000
                       Commission File Number 1-3329

                        WILSON BROTHERS USA, INC.
             (Name of small business issuer in its charter)

         Illinois                               36-1971260
   -------------------                      ------------------
(State or other jurisdiction of      (IRS Employer Identification number)
 incorporation or organization)

                         125 King Street, Suite 204
                      Charleston, South Carolina 29401
             (Address of principal executive offices)(Zip Code)

Issuer's telephone number:                        (843) 723-8684

Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

            Common Stock, par value $1.00 per share
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days:   X  YES     NO
                      -----    ----

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                  -------

                            $14,574,000
         (Issuer's revenues for its most recent fiscal year)

                            $11,457,000
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Common Stock was sold as of March 07, 2001.

                              9,919,852
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 1, 2001)

                       WILSON BROTHERS USA, INC.

                      Form 10-KSB Annual Report

INDEX
-----


PART I                                                             Page
   Item  1 - Description of Business.                                 2
   Item  2 - Description of Property.                                 8
   Item  3 - Legal Proceedings.                                       9
   Item  4 - Submission of Matters to a Vote of
             Security Holders.                                        9

PART II
   Item  5 - Market for Common Equity and Related Stockholder
             Matters.                                                 9
   Item  6 - Management's Discussion and Analysis or Plan of
             Operation.                                              10
   Item  7 - Financial Statements.                                   14
   Item  8 - Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                    42

PART III
   Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
             Exchange Act.                                           42
   Item 10 - Executive Compensation.                                 44
   Item 11 - Security Ownership of Certain Beneficial Owners
             and Management.                                         45
   Item 12 - Certain Relationships and Related Transactions.         46
   Item 13 - Exhibits and Reports on Form 8-K.                       46























                                    1

PART I

Forward Looking Information

     Information set forth in this Annual Report on Form 10-KSB contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent our judgment concerning the future and are subject to risks and uncertainties that could cause our actual operating results and financial position to differ materially. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," "continue," or "target" or the negative thereof or other variations thereof or comparable terminology.

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


Item 1.     Description of Business.

General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of December 31, 2000, the Company had two wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Corporation ("Houze"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of December 31, 2000, the Company held a 75% ownership interest in Houze West LLC ("Houze
West").   As of December 31, 2000, the Company also had a 22.6% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the
equity method.   The Company had transferred all of the operations of LMP
and Houze West to Houze as of December 31, 1998.

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



                                    2
The LMP Acquisition

     On April 9, 1997, the Company entered into a stock purchase agreement with G&L Consultants, Inc. to purchase a 90% ownership interest, represented by 171,000 shares of the outstanding Common Stock of LMP, a North Carolina corporation with its principal office in Shelby, North Carolina. The purchase price for the Common Stock consisted of the payment of $1, plus a personal indemnity by John H. Sanford, the Company's President, to G&L Consultants, Inc. for the payment of a promissory note from LMP to a bank in the original principal amount of $70,000. The Company had the option to purchase at any time, or after 3 years is obliged to purchase at the request of G&L Consultants, Inc., the remaining 10% for the amount of $10,450, with such price increasing at an annual rate of 20% for each month after April 9, 1997. During 1998, the Company purchased the remaining 10% interest for a reduced negotiated price of $8,000. The acquisition was accounted for using the purchase method of accounting, of which the purchase price over net assets acquired was insignificant. In 1998, LMP's operations were transferred to Houze. In October 2000, the Company filed with the State of North Carolina to dissolve LMP.

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

     In order to finance the cash portion of the purchase price and the consulting fees paid at the time of the closing, the Company borrowed $550,000 from Blind John, LLC ("Blind John") which is wholly-owned by

                                    3
members of the family of John H. Sanford, the Company's President, ofwhich Mr. Sanford is a less than 3% owner (the "Numo Acquisition Financing"). The loan bore interest at the annual rate of 10% and the outstanding principal balance was repaid in full, with interest on July 9, 1997. The Company paid an origination fee to Blind John in the amount of $3,500 and an additional loan origination fee in the amount of $30,000 was payable on or before May 1, 1998. In lieu of receiving payment of the $30,000 additional origination fee, Blind John had the right to exercise an option to purchase (1) the number of shares of Common Stock of the Company equal to 3% of the Company's fully diluted shares of Common Stock at the time of such election, (2) a cash fee of $10,000 and 2% of the Company's fully diluted shares of Common Stock at the time of such election or (3) a cash fee of $20,000 and 1% of the Company's fully diluted shares of Common Stock at the time of such election, provided the Company has sufficient shares of Common Stock then authorized and un-issued available (the "Financing Option"). The initial expiration date of the Financing Option was May 1, 1998. On April 16, 1998 and again on April 5, 1999, the Company and Blind John agreed to extend the exercise period to May 1, 1999 and April 5, 2000, respectively. On December 8, 1999, Blind John exercised the Financing Option and chose to receive shares equal to 3% of the Company's fully diluted shares of Common Stock at the time of the election, which equaled 273,631 shares in lieu of the $30,000 additional origination fee.

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

     The acquisition was accounted for using the purchase method of accounting and, accordingly, the Company's consolidated financial statements include Numo's operations from the date of acquisition. The aggregate amounts paid in connection with consulting agreements of $450,000 are amortized over the terms of such agreements, which is 12 months. The $224,000 paid for covenants not to compete was amortized over the terms of those agreements, which was 3 years. The Company allocated the remaining excess of purchase price over net assets acquired, which is approximately $95,000 to goodwill that is being amortized over 20 years. Acquisition costs incurred in connection with this purchase transaction which consisted principally of professional and borrowing fees, were not material.

Acquisition of Houze West

     On November 12, 1997, the Company formed a new Nevada limited-liability company, Houze West, LLC ("Houze West"). In January 1998, the Company sold a 25% interest to an unaffiliated company, Cactus Enterprises, LLC for $23,821. House West maintained its manufacturing operations in Henderson, Nevada, where it entered into a lease agreement

                                    4
for approximately 15,000 square feet of manufacturing facilities. Houze West operated in the same business segment as the Company, primarily in the decoration of mugs and glassware, and was a manufacturing and sales distribution center to the Company's customers in the western United States. The Company made an initial capital contribution to Houze West in the amount of $36,000. This capital contribution was accounted for using the equity method of accounting. During 1998, the Houze West Nevada location was shut down and the operations were transferred to Houze. The Company plans to dissolve Houze West in 2001.

Bargain Building Products, LLC Transactions

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P., a limited partnership of which John Sanford is the general partner, and $40,000 from Counter Culture Coffee, a wholesale coffee company of which Brett Smith, a member of the Company's Board of Directors is the principal owner. These loans are payable on demand.

     On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.

     On October 29, 1999 BB.com was formed by the Company and other parties, including Board member, Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written off under the equity method of accounting due to prior losses of the subsidiary. As of December 31, 2000, due to the issuance of stock by BB.com, the Company's investment in BB.com has been reduced from 41% to approximately 22.6% of the outstanding capital stock of BB.com.

Business

     The Company is a holding company whose significant business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. and Houze Glass Company. All subsidiaries operate in the specialty advertising business and engage in the decoration of glass,

                                    5
ceramic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 2000, the Company also had a 22.6% interest in BargainBuilder.com, Inc., which operates in the building products business.

     As of December 31, 2000, the Company had approximately 254 employees of which 42 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union under a contract, which expires in April 2003. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a revolving line of credit facility with Mellon Bank through its maturity on March 31, 2001. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 2000.

     For purposes of this discussion, the Company's principal operating segment is the decoration of glass, ceramic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators which represented 100% of the Company's sales and 100% of the Company's total assets in 2000 and 1999 and 95% of the Company's sales and total assets in 1998. Sales are made through sales representatives and are generally for the advertising specialties, premiums, souvenirs and retail trade. Custom imprinted items generally lend more exposure per advertising dollar to customers because of their frequency of use in the business setting. From time to time, the Company also obtains special contract orders. Such special contract orders do not necessarily occur each year and there were no significant contract orders in 1998, 1999 or 2000. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources. Competing with the Company in the specialty advertising products business are companies such as Norwood Promotional Products and Bemrose USA that are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can compete in the advertising specialty market.

     Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverage ware, visor style caps, Igloor plastic products, vinyl and cloth beverage coolers and bags, and notepads. Additionally, the Company has expanded its traditional decorating processes that principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include, direct embroidery for bags and caps, debossing and hot stamping for vinyl products, and up to four color process sublimation for selected

                                    6
ceramic and steel mugs, tote bags, mouse pads, foam beverage ware and ceramic tiles and magnets. During the year ended December 31, 2000, sales from glass and ceramic beverage ware were $4.5 million, from plastic products were $.5 million, from foam products were $6.1 million, from vinyl and cloth products were $2.1 million and from miscellaneous sales were $1.4 million.

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

     The Company has no foreign operations or any material export sales.




                                    7
Subsequent Events
------------------

     On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 in the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed funds from Sanford ESI, LLC at prime plus 1% for 6 months. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

     ES was formed by three parties, the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating
business.   The Company owns a 17.04% interest, Sanford ESI, LLC owns a
4.26% interest and Employment Solutions, Inc. owns a 78.7% interest in ES.

     The Company and Sanford ESI, LLC have an option to purchase 55.09% and 23.61% of ES, respectively, from Employment Solutions, Inc. for a purchase price of $65,306 per 1% interest. The option must be exercised in at least $1,000,000 purchase price increments and may be exercised at any time, in whole or in part, on or before January 19, 2004.

     On February 6, 2001, the Company issued a $150,000 promissory note to an outside investor to provide working capital for Numo. The terms of the note are 13% interest and a three-month term. The note is unsecured.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company will pay a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets.

Item 2.     Description of Property.

     Operations of Houze occupy a facility it owns in Point Marion, Pennsylvania that has approximately 175,000 square feet of manufacturing and office space on a 16-acre site. The operations of Numo occupy a facility in Mesquite, Texas under lease agreements, which have approximately 42,000 combined square feet of manufacturing and office space. Such facilities are substantially utilized. The operations of Houze West are in Henderson, Nevada, where it has entered into a lease agreement for approximately 15,000 square feet of manufacturing
facilities.    The term of the lease expires on April 30, 2003. As of
January 31, 2000, Houze West was evicted and is currently negotiating a lease settlement. The Company believes that its facilities are adequate for its operations and that suitable additional facilities will be available when needed.

                                    8
Item 3.     Legal Proceedings.

     While the Company is not currently engaged in litigation, it is from time to time involved in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.



PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

     Wilson Brothers USA, Inc is reported on the National Quotation Bureau pink sheets under the symbol WLBR. As of December 31, 2000, there were 2,876 record holders of stock, excluding beneficial owners of Common Stock whose shares are held in nominee or street name by brokers.

     Between December 1993 and October 2000, the pink sheets listed no bid for the Company's Common Stock. The high and low bid information from the National Quotation Bureau for each quarter within the last two fiscal years is shown below:

                                   Common Shares
                                   --------------

                             High                Low
                            ------              -----

1st Quarter, 1999              *                  *
2nd Quarter, 1999              *                  *
3rd Quarter, 1999              *                  *
4th Quarter, 1999              *                  *

1st Quarter, 2000              *                  *
2nd Quarter, 2000              *                  *
3rd Quarter, 2000              *                  *
4th Quarter, 2000              1.12              .01
* No trades recorded.

     Effective March 1, 1998, Harris Trust and Savings Bank ("Harris") terminated its appointment as the Company's transfer agent and registrar due to overdue balances and non-payment of its invoices for fees. Harris would not release the Company's records and stock certificate inventory for further processing until the Company paid Harris for all past due fees plus reimbursement of reasonable expenses. The Company settled its obligations with Harris and on May 17, 2000 appointed American Stock Transfer and Trust Company as its transfer agent.



                                    9
     The Company did not declare or pay any cash dividends during the past two years. The Company does not anticipate paying cash dividends on its shares in the foreseeable future. The Company will retain earnings, if any, to finance expansion of business and for general corporate purposes. The declaration and payment of any dividends on the Common Shares will be at the discretion of the Board of Directors and will depend on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors considered relevant by the Board.

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

     On December 6, 1999, the Company issued an aggregate amount of 5,800,000 shares of its Common Stock to Mr. John H. Sanford, Mr. Walter Carucci, the Carucci Family Partners, Mr. Marshall C. Sanford and others in connection with the conversion of a $1,500,000 convertible note (the "Convertible Note") and on accounts receivable in the aggregate amount of $1,230,000 (the "Accounts Receivable") owed to them. The Convertible Note payable by the Company bore interest at the prime rate. These shares of Common Stock were issued in reliance on a claim of exemption pursuant to Section 4(2) of the Act. The Company's transfer agent did not effect this issuance until August 25, 2000 due to restrictions placed on the issuance of the Company's securities instituted by Harris, the Company's prior transfer agent.

     In January and February of 2001, the Company sold 341,183 shares of Common Stock at a $1.10 per share to partially finance its investment in ES. In addition to the shares the Company issued $47,500 in convertible promissory notes. The outstanding notes have a conversion price of $1.10 per share and are convertible into an aggregate of 43,182 shares of Common Stock. The shares of Common Stock and the notes were issued in reliance on a claim of exemption pursuant to Section 4(2) of the Act.

Item 6 -    Management's Discussion and Analysis or Plan of Operation.

     The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

Trends

     The Company continues to face significant competition, particularly in its core business, which consists principally of the decoration of items, which are sold to advertising specialty distributors. In an

                                    10
effort to gain market share and to compete with its competitors, many of which are larger companies with far greater resources, the Company instituted price reductions for large orders and has increased its marketing efforts to retail distributors and holders of licensed products. Additionally, the Company has made significant improvements to customer service in response to the higher level of service demanded by its customers.

Liquidity and Capital Resources

     The Company's consolidated cash and cash equivalents were $234,000 at December 31, 2000 compared to $196,000 at December 31, 1999, a $38,000 or 19% increase. During this period, cash and cash equivalents increased primarily due to an increase in accounts payable and other short-term liabilities.

     Houze holds a line of credit with a maximum availability of $1,050,000 that expires March 31, 2001. This line of credit was increased from $750,000 and extended from a March 31, 2000 maturity date on April 20, 2000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. A failure by Houze to renegotiate such credit facility beyond March 31, 2001 would have a material adverse effect on the Company.

     Capital expenditures of the Company were $612,000 and $79,000 in 2000 and 1999, respectively. Of this amount, Numo capital expenditures were $573,000 in 2000 and were geared toward automating production. In 2001 Numo will continue to spend funds on automating production and is anticipating spending approximately $600,000 toward further automating its production process. It is anticipated that planned capital expenditures will be financed by a capital lease.

Recent Acquisitions

     On January 19, 2001, Wilson Brothers USA, Inc. (the "Company") purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company contributed $20,000 in cash, raised $375,301 in the sale of Common Stock at a price of $1.10 per share, and financed the remaining portion of the purchase by borrowing funds from Sanford ESI, LLC at prime plus 1% for 6 months. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

     ES was formed by three parties, the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business. The Company owns a 17.04% interest, Sanford ESI, LLC owns a

                                    11
4.26% interest and Employment Solutions, Inc. owns a 78.7% interest in ES.

     The Company and Sanford ESI, LLC have an option to purchase 55.09% and 23.61% of ES, respectively, from Employment Solutions, Inc. for a purchase price of $65,306 per 1% interest. The option must be exercised in at least $1,000,000 purchase price increments and may be exercised at any time, in whole or in part, on or before January 19, 2004.

Environmental Matters

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

Results of Operations

2000 Compared with 1999

     Net sales increased by $2.3 million or 18.7% to $14.6 million in 2000 from $12.3 million in 1999. The increase was entirely attributable to increased sales of Numo. Numo's sales increased to $9.1 million in 2000 from $6.1 million in 1999, an increase of $3.0 million or 49%. This increase was primarily attributable to the sales of its pocket coolie product, of which Numo sold 10.7 million units. Gross profit as a ratio to sales increased to 27% in 2000 from 23% in 1999 due to higher gross profit margins on sales of pocket coolies. Houze's sales decreased by $0.7 million or 11% to $5.5 million in 2000 from $6.1 million in 1999. This decrease was primarily attributable to a 32% decrease in units sold.

     Selling, general and administrative expenses increased by $1.0 million or 42% to $3.4 million in 2000 from $2.4 million in 1999. Of this increase, $0.8 million is attributable to Numo. Numo's selling, general administrative expenses increased due to the increase in production and sales.

     As of December 31, 1999 and 1998 the Company provided a valuation allowance for net deferred assets of $471,000 and $824,000 respectively. As of December 31, 1999 the Company had a $317,000 deferred tax liability which was recorded in 1992 to reserve for taxes related to income tax audits. During 2000 it was determined that all the years related to the reserve are closed and no accrual is necessary. Accordingly, the $317,000 reserve was reversed into the deferred tax benefit. The change in the valuation allowance relates to the utilization of net operating loss carry forwards and the reversal of the deferred tax assets and the related valuation allowance for net operating losses which expired during 2000. Federal net operating loss carry forwards of $623,000 remain as of December 31, 2000 and begin to expire in 2006. The deferred tax assets

                                    12
primarily result from net operating loss carry forwards and certain differences in the tax basis and book basis of inventories, receivables and liabilities. The net effect of the above is a one time increase in net income of $317,000.

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






























                                    13
Item 7 - Financial Statements.




To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the three year period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 13.
(A) 2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
February 20, 2001






                                    14

                    WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                    ASSETS
                                    ------
                                                     (In thousands)
                                                    2000         1999
                                                 ---------    ---------

Current Assets
  Cash and cash equivalents                      $     234    $     196
  Accounts receivable, less allowance
    for doubtful accounts of $174 in 2000
    and $96 in 1999                                  2,081        1,747
  Inventories                                        1,285        1,129
  Other                                                 99           44
                                                 ---------    ---------
     Total Current Assets                            3,699        3,116
                                                 ---------    ---------

Goodwill, less accumulated amortization
  of $18 in 2000 and $13 in 1999                        78           83
Non-compete agreements, fully amortized
  in 2000 and less accumulated amortization
  of $157 in 1999                                       -           25
Trademark, less accumulated amortization
  of $4 in 2000                                         68           -
Property and equipment, at cost less
  accumulated depreciation of $2,432 in
  2000 and $2,237 in 1999                            1,122          705
Other non-current assets                                52           -
                                                 ---------    ---------
     Total Assets                                $   5,019    $   3,929
                                                 =========    =========



















      See accompanying notes to consolidated financial statements.

                                    15
                   WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (In thousands)
                                                   2000          1999
                                                 ---------    ---------

Current Liabilities
  Short-term borrowings                          $     844    $     629
  Current portion of notes payable                     107          102
  Accounts payable                                   1,483        1,325
  Accrued salaries and other employee costs            168          116
  Accrued interest due others                           16           21
  Other current liabilities                            452          254
                                                 ---------    ---------
     Total Current Liabilities                       3,070        2,447
                                                 ---------    ---------

Notes payable to others                                680          784
Other liabilities                                      259          616
                                                 ---------    ---------
                                                       939        1,400
                                                 ---------    ---------

Minority interest in consolidated subsidiary           (46)         (16)

Commitments and Contingencies

Stockholders'Equity
  Preferred stock, $1 par value; authorized
    5,000,000 shares; none issued                       -            -
  Common stock, $1 par value; authorized
    10,000,000 shares; issued and outstanding
    9,578,670 shares in 2000 and 9,394,670 shares
    in 1999                                          9,579        9,395
Capital in excess of par value                       4,882        5,020
Accumulated other comprehensive income                 (18)         -
Accumulated deficit                                (13,387)     (14,317)
                                                 ---------    ---------
                                                     1,056           98
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $   5,019    $   3,929
                                                  ========    =========






      See accompanying notes to consolidated financial statements.

                                    16
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                              (In thousands except
                                                per share amounts)
                                          2000        1999       1998
                                        --------    --------   --------
Net sales                               $ 14,574    $ 12,272   $ 11,510
                                        --------    --------   --------
Cost of sales                             10,690       9,442      9,229
Selling, general and administrative
  expenses                                 3,358       2,358      2,558
                                        --------    --------   --------
                                          14,048      11,800     11,787
                                        --------    --------   --------
Operating profit (loss)                      526         472       (277)

Other expense(income):
  Interest expense                           149         128        158
  Interest expense - affiliates              -           129        164
  Interest income                             (5)         (9)       (13)
  Minority interest in loss of
    consolidated subsidiary                  (29)        (30)       (10)
  Other - net                               (164)          5       (286)
                                        --------    --------   --------
                                             (49)        223         13
                                        --------    --------   --------

     Income (loss) before provision
       for income taxes                      575         249       (290)

Income tax benefit                          (355)        -          -
                                        --------    --------   --------

     Net income (loss)                  $    930    $    249   $   (290)
                                        ========    ========   ========


Earnings (loss) per share:
    Basic                               $   0.10    $   0.07   $  (0.09)
                                        ========    ========   ========
    Diluted                             $   0.10    $   0.07   $  (0.09)
                                        ========    ========   ========










      See accompanying notes to consolidated financial statements.

                                    17
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   ---------
Balance 12/31/97   $ 3,321   $   7,464   $   -     $(14,276)   $ (3,491)
Net loss               -           -         -         (290)       (290)
                   -------   ---------   -------   ---------   --------
Balance 12/31/98     3,321       7,464       -      (14,566)     (3,781)
Net income             -           -         -          249         249
Debt & accrued
  interest
  converted          3,818         -         -          -         3,818
Other
  obligations
  converted          2,256         -         -          -         2,256
Discount on
  Stock issued         -        (2,444)      -          -        (2,444)
                   -------   ---------   -------   ---------   --------
Balance 12/31/99     9,395       5,020       -       (14,317)        98
                   -------   ---------   -------   ---------   --------
Net income             -           -         -           930        930
Stock compen-
  sation and
  discount of
  stock issued         184        (138)      -           -           46
Unrealized loss        -           -         (18)        -          (18)
                   -------   ---------   -------   ---------   --------
Balance 12/31/00   $ 9,579    $  4,882   $   (18)  $ (13,387)  $  1,056
                   =======   =========   =======   =========   ========


















      See accompanying notes to consolidated financial statements.

                                    18
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999  AND 1998

                                                (In thousands)
                                          2000        1999       1998
                                        --------    --------   --------

Cash flows from operating activities:
  Net income (loss)                     $    930    $    249   $   (290)
  Adjustment to reconcile net income
    (loss) to net to cash provided by
    (used in) operating activities
  Minority interest in net loss of
    consolidated subsidiary                  (29)        (30)       (10)
  Depreciation and amortization              216         205        194
  Provision for losses on accounts
    Receivable                                78         (50)         3
  Expenses settled by non-cash
    transactions                              46         136        -
  Deferred taxes and pension liability      (395)        -          -
  Changes due to (increase) decrease
    in operating assets:
      Receivables                           (541)       (133)      (268)
      Inventories                           (129)        205       (282)
      Other current assets                   (48)         (9)       164
  Changes due to increase (decrease)
    in operating liabilities:
      Accounts payable                       159        (510)       373
      Accrued salary and other employee
        costs                                 52         (16)      (122)
      Accrued interest                        (5)          2        126
      Other current liabilities              197         138         12
                                        --------    --------   --------
Net cash provided by (used in)
  operating activities                       531         187       (100)
                                        --------    --------   --------

Cash flows from investing activities:
  Deconsolidation of subsidiary              -            31        -
  Acquisition of businesses net of
    cash acquired                            -            -        (125)
  Capital expenditures                      (584)        (79)      (159)
  Purchase of securities,
    available-for-sale                       (33)         -         -
  Proceeds from sales of fixed assets          8          -         -
                                         --------    -------   --------
Net cash used in investing activities       (609)        (48)      (284)
                                         --------    -------   --------





      See accompanying notes to consolidated financial statements.

                                    19
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                 (In thousands)
                                          2000        1999        1998
                                         --------   --------   --------

Cash flows from financing activities:
  Minority interest capital
     contribution                            -           -           24
  Proceeds from short-term borrowings      2,707       1,329      5,993
  Repayment of short-term borrowings      (2,492)     (1,312)    (5,802)
  Proceeds from notes payable - other        -            10        535
  Repayment of notes payable                 (99)       (117)      (681)
                                         --------   --------   --------
Net cash provided by (used in)
  financing activities                       116         (90)        69
                                         --------   --------   --------

Net increase (decrease) in cash
    and cash equivalents                      38          49       (315)
Cash and cash equivalents at
    beginning of year                        196         147        462
                                         --------   --------   --------
Cash and cash equivalents at
    end of year                          $   234    $    196   $    147
                                         ========   ========   ========
Supplemental disclosure of cash
  flow information:
    Cash paid during the year
      for interest                       $   154    $    126   $    192
                                         ========   ========   ========





















      See accompanying notes to consolidated financial statements.

                                    20
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Wilson Brothers USA, Inc. (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), LM Plastics, Inc. ("LMP"), Houze Glass Corporation ("Houze") and its 75 percent owned subsidiary Houze West, LLC ("Houze West"). During 1998, the Company had one additional wholly owned subsidiary, Surplus Salvage Supply, LLC, which changed its name to Bargain Building Products, LLC, ("BBP") as referred to hereinafter. All subsidiaries except BBP operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags.
These products are primarily distributed throughout the United States through sales representatives. BBP sells surplus building supplies.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. As discussed in Note 2, the Company dissolved BBP in 1999, and therefore it is not included in the 2000 and 1999 accompanying consolidated financial statements. All significant inter-company items and transactions have been eliminated in consolidation.

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

Revenue Recognition - Revenues generally are recognized when goods are shipped and billed to the customer.

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




                                    21

               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

Standards Implemented - The Company implemented new accounting standards in 2000, 1999, and 1998. None of these standards had a material effect on the financial position or results of operations of the Company.

Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which establishes standardized disclosures for defined benefit pension and postretirement benefit plans. See Note 10 for such disclosures.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is currently assessing the effects SFAS 133 will have on its financial position and results of operations.

Comprehensive Income - During fiscal year 2000, the Company adopted SFAS No. 130 "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. During fiscal year 2000, the Company reported $18,000 in unrealized losses as other comprehensive income. During fiscal year 1999 and the prior periods presented, total comprehensive income equaled net income.

Earnings (Loss) per Share - The Company computes net income per share in accordance with SFAS No. 128. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income available to common shareholders used in determining basic EPS was $930,000 in 2000, $249,000 in 1999 and $(290,000) in 1998. The weighted average number of shares of common stock used in determining basic EPS was 9.425 million in 2000, 3.827 million in 1999 and 3.321 million in 1998.

Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income available to common shareholders used in determining diluted EPS was $930,000 in 2000, $249,000 in 1999 and $(290,000) in 1998. The weighted average number of


                                    22
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

shares of common stock used in determining diluted EPS was 9.425 million in 2000, 3.827 million in 1999 and 3.321 million in 1998. The diluted EPS calculation for 1998 does not include 1.572 million shares relating to the original conversion agreement as their effect would have been anti-dilutive.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables. As of December 31, 2000, the carrying amount of the Company's deposits at various banks totaled $805,977, of which $316,301 was covered by Federal Depository Insurance ("FDIC"). As of December 31, 1999, the carrying amount of the Company's deposits at various banks totaled $199,447, of which $169,968 was covered by FDIC.

Cash and Cash Equivalents - For purposes of the consolidated balance sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

Investments - Stock held by the Company as investments is classified as available-for-sale; therefore, they are carried at fair value on the balance sheet at year-end, with any corresponding unrealized gain or loss appearing as other comprehensive income. Unrealized losses stemming from these investments totaled $18,000 at December 31, 2000.

Reclassifications - Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Intangible Assets - Intangible assets are amortized using the straight-line method. Goodwill is amortized over 20 years, trademarks are amortized over 10 years, and non-compete agreements are amortized over the life of the agreements, which is three years. Non-compete agreements were fully amortized at December 31, 2000. In accordance with Accounting Principles Board Opinion ("APB") 17, "Intangible Assets," the Company continues to evaluate the amortization periods to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Amortization expense relating to intangible assets totaled $33,242, $80,000 and $81,000 for the years ending December 31, 2000, 1999 and 1998, respectively.


                                    23
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-
Continued

Advertising - The Company expenses the cost of advertising as incurred. Advertising expense totaled $391,000, $305,000 and $347,000 for the years ending December 31, 2000, 1999 and 1998, respectively.

2. ACQUISITIONS

In March 1998, the Company purchased the remaining 10% interest in LMP, that was previously owned by a minority shareholder, for $8,000. The purchase transaction was accounted for as an adjustment to the original purchase price. In 1998, the operations of LMP were transferred to Houze. The company dissolved LMP in 2000 and transferred the remaining assets and liabilities to the Company.

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


                                    24
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

2. ACQUISITIONS - Continued

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







                                    25
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

2. ACQUISITIONS - Continued

                                                                1997
                                                             -----------
                                                              Unaudited

Revenues                                                    $  9,682,000
                                                             ===========
Loss from operations                                        $   (861,000)
                                                             ===========
Net income (loss)                                           $    326,000
                                                             ===========
Earnings (loss) per share:
     Basic                                                  $       0.10
                                                             ===========
     Diluted                                                $       0.09
                                                             ===========

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


                                    26
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

2. ACQUISITIONS - Continued

On October 29, 1999 Bargain Builder.com, Inc. ("BB.com") was formed by the Company and other parties, including board member Brett R. Smith, to sell surplus building supplies on the internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting. Due to the issuance of stock by BB.com during the first ten months of 2000, the Company's investment in BB.com was reduced from 41% to approximately 22.6% of the outstanding common stock.

On July 31, 2000, Houze purchased the assets of one of its customers.
The purchase price of $130,000 was paid by the forgiveness of the customer's account payable to Houze. The Company allocated the excess of the purchase price over the assets acquired to trademark, which is being amortized over 10 years. Houze incorporated the customer's product line and continues to produce and sell these mugs.

3. INVENTORIES

Inventories consisting of material, labor and overhead are as follows:

                                                        December 31,
                                                     2000         1999
                                                  ----------   ----------
Raw materials                                    $ 1,057,000  $   949,000
Work in process                                      109,000      113,000
Finished goods                                       119,000       67,000
                                                  ----------   ----------
                                                 $ 1,285,000  $ 1,129,000
                                                  ==========   ==========
















                                    27
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

4. PROPERTY AND EQUIPMENT

The following is a summary of the major classifications of property and equipment:

                                                       December 31,
                                                   2000         1999
                                                ----------   ----------
Land                                           $    18,000  $    18,000
Buildings and improvements                         687,000      687,000
Machinery and equipment                          2,749,000    2,237,000
Construction in progress                           100,000          -
                                                ----------   ----------
                                                 3,554,000    2,942,000
Less:  accumulated depreciation                 (2,432,000)  (2,237,000)
                                                ----------   ----------
                                               $ 1,122,000  $   705,000
                                                ==========   ==========

Depreciation expense totaled $182,941, $126,000, and $113,000 for the years ending December 31, 2000, 1999 and 1998, respectively. The construction in progress is sewing equipment being built at Numo. Management estimates it will cost $16,000 to complete the project.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                      December 31,
                                                   2000          1999
                                                ----------   ----------
Accounts receivable - trade                    $ 2,204,000  $ 1,778,000
Accounts receivable - employees                     16,000       45,000
Accounts receivable - related parties                5,000       10,000
Accounts receivable - other                         30,000       10,000
                                                ----------   ----------
                                                 2,255,000    1,843,000
Less:  allowance for doubtful accounts            (174,000)     (96,000)
                                                ----------   ----------
                                               $ 2,081,000  $ 1,747,000
                                                ==========   ==========











                                    28
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

6. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                       December 31,
                                                     2000         1999
                                                  ---------    ---------
Accrued pension expense                          $   48,000   $   60,000
Accrued accounting expense                           80,000       87,000
Accrued selling expense                              26,000       26,000
Accrued franchise taxes                              40,000          -
Lease payable                                        87,000          -
Other accrued expenses                              171,000       81,000
                                                  ---------    ---------
                                                 $  452,000   $  254,000
                                                  =========    =========

7. INCOME TAXES

The provision for income taxes consists of the following:

                                           Year Ended December 31,
                                       2000          1999         1998
                                    ----------    ---------    ---------
Current provision
-----------------
Federal                            $       -     $      -     $      -
State                                      -            -            -
                                    ----------    ---------    ---------
  Total current provision                  -            -            -
                                    ----------    ---------    ---------
Deferred provision (benefit)
----------------------------
Federal                            $  (355,000)  $  (31,000)  $  (34,000)
State                                      -            -            -
                                    ----------    ---------    ---------
  Total deferred provision (benefit)  (355,000)     (31,000)     (34,000)

  Less valuation allowance                 -         31,000       34,000
                                    ----------    ---------    ---------
Income tax benefit                 $  (355,000)  $      -     $      -
                                    ==========    =========    =========










                                    29
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

7. INCOME TAXES - Continued

The reported tax provision and a computed tax benefit based on the income
(loss) before income taxes are reconciled as follows:

                                            Year ended December 31,
                                       2000          1999         1998
                                     ---------    ---------    ---------
Income (loss) before
  income taxes                      $  575,000   $  249,000   $ (290,000)
Statutory rate                             35%          35%          35%
                                     ---------    ---------    ---------
Total computed tax expense
  (benefit)                            201,000       87,000     (102,000)

(Decrease) increase in taxes resulting from:
  Reversal of deferred tax
    liability related to tax
    reserves for open years           (317,000)         -            -
  Non-deductible items                  (1,000)     (25,000)      13,000
  Permanent differences                  3,000       (1,000)         -
  Utilization of net operating loss
    carry forward                     (241,000)     (61,000)         -
  Effect of net operating losses
    for which no tax is available          -            -         89,000
                                     ---------    ---------    ---------
                                    $ (355,000)  $      -     $      -
                                     =========    =========    =========

As of December 31, 1999 and 1998 the Company provided a valuation allowance for the net deferred tax assets of $471,000 and $824,000, respectively. As of December 31, 1999 the Company had a $317,000 deferred tax liability which was recorded in 1992 to reserve for taxes related to income tax audits. During 2000 it was determined that all tax years related to that reserve are closed and no accrual is necessary. Accordingly, the $317,000 reserve was reversed into the deferred tax benefit. The change in the valuation allowance for deferred tax assets was a decrease of $353,000. The change relates to the utilization of net operating loss carry-forward and the reversal of the deferred tax asset and the related valuation allowance for net operating losses which expired during 2000. Federal net operating loss carry-forwards of $623,000 remain at December 31, 2000 and begin to expire in 2006. The deferred tax assets primarily result from net operating loss carry-forwards and certain differences in the tax basis and book basis of inventories, receivables and liabilities.







                                    30
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

7. INCOME TAXES - Continued

The components deferred tax assets and liabilities consist of the following:

                                                        December 31,
                                                    2000        1999
                                                  ---------   ---------
Deferred tax assets:
Allowance for doubtful accounts                  $   61,000  $   33,000
Inventory reserves                                   66,000      32,000
Net operating loss carry forward                    218,000     759,000
Asset reserves                                       58,000        -
Pension benefit accruals                             60,000        -
Other liabilities and reserves                       45,000        -
                                                 ----------    --------
                                                    508,000     824,000
Less:  valuation allowance                         (471,000)   (824,000)
                                                 ----------    ---------
                                                $    37,000   $      -
                                                 ==========    =========

Deferred tax liabilities:
Depreciation and other                          $    87,000   $   86,000
Other liabilities                                       -        318,000
                                                 ----------    ---------
                                                $    87,000   $  404,000
                                                 ==========    =========

8. SHORT-TERM BORROWINGS

In October 1998, the Company executed a revolving line of credit facility with a bank for 80% of eligible accounts plus 100% of cash collateral, as defined in the agreement. Interest is payable monthly at prime plus .75% or prime plus 1.25%, depending on the security of cash collateral. Advances are collateralized by Houze's equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage, and are guaranteed by Mr. Sanford. This revolving line of credit facility's initial maturity was March 31, 1999. It has been renewed annually, with the current maturity due to occur on March 31, 2001.











                                    31
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

8. SHORT-TERM BORROWINGS - Continued

The short-term borrowings of Houze are as follows:

                                            Year ended December 31,
                                       2000          1999         1998
                                     ---------    ---------    ---------
End of year balance                 $  844,000   $  629,000   $  612,000
Maximum amount of outstanding
  during the year                   $  844,000   $  637,000   $  612,000
Average balance outstanding
  during the year                   $  635,000   $  500,000   $  532,000
Weighted average interest
  rate during the year                  10.50%        9.20%       9.40%
Interest rate at year end               10.75%        9.75%       9.00%

On February 24, 2000 the Company borrowed $130,000 from a related party, Mr. Sanford's mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants was approved by the board of directors and the loan was paid in full in 2000.

9. NOTES PAYABLE AND DUE TO AFFILIATES

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








                                    32

               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

9. NOTES PAYABLE AND DUE TO AFFILIATES - Continued

The following details the amounts converted and the common stock issued:

      Obligation             Obligation      Obligation       Shares
        Holder                  Total             %           Issued
----------------------       ----------      ----------     ----------
John H. Sanford             $ 2,131,000          59.20%      3,433,541
Walter Carrucci (1)             930,000          25.83%      1,498,267
Marshall Sanford                360,000          10.00%        580,000
David Stedman                    45,000           1.25%         72,500
William Sanford                  45,000           1.25%         72,500
Arthur Williams                  89,000           2.47%        143,192
                             ----------      ----------     ----------
                             $3,600,000         100.00%      5,800,000
                             ==========      ==========     ==========

(1) - Carrucci Family Partners' ownership is included.

The Company recorded a discount on common stock in the amount of $2,200,000 for the difference between the par value of the shares issued and the carrying value of the obligations converted. The discount was offset against capital in excess of par value on the balance sheet at December 31, 1999.

As discussed in Note 2, in connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into Purchase Notes in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April 1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable on April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. The balance outstanding on these Notes as of December 31, 2000 and 1999 was $773,000 and $859,000, respectively.





                                    33
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

9. NOTES PAYABLE AND DUE TO AFFILIATES - Continued

The Company has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1% over the bank's prime interest rate. The payment of principal is indemnified by Mr. John Sanford. The note matures on February 22, 2002. The balance of this note as of December 31, 2000 and 1999 was $14,000 and $25,000, respectively.

During the year ended December 31, 1999, the Company from time to time made short-term borrowings from Combahee. As of December 31, 1999 the Company owed nothing to Combahee.

The Company also has a minor capital lease obligation for computer equipment. As of December 31, 2000 and 1999, remaining future minimum lease payments were $0 and $2,000, respectively.

The following summarizes the note payable and due to affiliates balances as described herein:
                                                       December 31,
                                                    2000         1999
                                                  ---------    ---------
Numo Purchase Notes                              $  773,000   $  859,000
LMP promissory note                                  14,000       25,000
Capital lease obligation                                -          2,000
                                                  ---------    ---------
                                                 $  787,000   $  886,000
                                                  =========    =========
Reconciliation of above to balance sheet:
                                                       December 31,
                                                    2000          1999
                                                  ---------    ---------
Current portion of notes payable                 $  107,000   $  102,000
Notes payable to others                             680,000      784,000
                                                  ---------    ---------
                                                 $  787,000   $  886,000
                                                  =========    =========

Future maturities of notes payable as of December 31, 2000 are as follows:

                   2001                          $ 107,000
                   2002                            104,000
                   2003                            110,000
                   2004                            120,000
                   2005                            130,000
                   Thereafter                      216,000
                                                  --------
                                                 $ 787,000
                                                  ========


                                    34
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

10. PENSION PLAN

Houze sponsors a defined benefit pension plan covering eligible hourly-paid employees of Houze Glass Corporation. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 1999 and 1998, no contributions were required to be made under the plan. During 2000, Houze made a contribution of approximately $82,000 to the plan.

The components of the net periodic benefit cost are as follows:

                                          Year ended December 31,
                                       2000          1999         1998
                                     ---------    ---------    ---------
Service cost                        $   47,000   $   57,000   $   51,000
Interest cost                           56,000       55,000       43,000
Expected return on plan assets         (54,000)     (52,000)     (52,000)
Amortization of prior service cost       8,000        8,000        3,000
Amortization of unrecognized net gain   (8,000)      (3,000)      (7,000)
Amortization of unrecognized
  net transition asset                  (9,000)      (9,000)      (9,000)
                                     ---------    ---------    ---------
    Net periodic benefit cost       $   40,000   $   56,000   $   29,000
                                     =========    =========    =========

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of Houze's plan, amounts recognized in the Company's financial statements, and the principal weighted average assumptions used:

                                                        December 31,
                                                      2000       1999
                                                    --------   --------
Change in projected benefit obligation

 Benefit obligation at beginning of year           $ 785,000  $ 823,000
 Service cost                                         47,000     57,000
 Interest cost                                        56,000     55,000
 Actuarial loss (gain)                                 1,000    (81,000)
 Benefits paid                                       (59,000)   (69,000)
                                                    --------   --------
    Benefit obligation at end of year              $ 830,000  $ 785,000
                                                    ========   ========







                                    35
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

10.  PENSION PLAN - Continued


                                                        December 31,
                                                     2000        1999
                                                   --------    --------
Change in plan assets

 Fair value of plan assets at beginning of year    $ 682,000  $ 689,000
 Actual return on plan assets                         30,000     62,000
 Employer contributions                               82,000        -
 Benefits paid                                       (59,000)   (69,000)
                                                    --------   --------
  Fair value of plan assets at year end            $ 735,000  $ 682,000
                                                    ========   ========
Funded status                                      $ (95,000) $(103,000)
Unrecognized net transition asset                    (27,000)   (36,000)
Unrecognized net gain                               (180,000)  (213,000)
Unrecognized prior service cost                       87,000     95,000
                                                    --------   --------
  Accrued benefit cost                             $(215,000) $(257,000)
                                                    ========   ========

Weighted average assumptions as of December 31,
  Discount rate                                         7.5%       7.5%
  Expected return on plan assets                        8.0%       8.0%

Plan assets are invested in a managed portfolio, consisting primarily of mutual funds that invest in corporate bonds and common stock.

11. RELATED PARTY TRANSACTIONS

There were no charges from affiliates for the years ended December 31, 2000, 1999 and 1998, that were not eliminated in consolidation.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.














                                    36
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

12. LEASES

The Company leases office and manufacturing space as well as various pieces of equipment.

Minimum annual rental commitments under non-cancelable operating leases are as follows:
          Year ending December 31:
                   2001                          $  98,000
                   2002                          $  88,000
                   2003                          $  76,000
                   2004                          $  25,000
                   2005                          $     -

Rent expense for the years ended December 31, 2000, 1999, and 1998 was $175,000, $174,000, and $214,000, respectively.

The Company earned $34,000 in sublease rental income from non-related parties during 1999 for office and manufacturing space.

During 2000, 1999, and 1998, the Company rented warehouse space to a non-related party. The lease agreement was a yearly lease that changed to a month-to-month lease during 2000. The lessee vacated the premises during July, 2000. The Company earned rental income pursuant to this lease of $34,000, $50,000 and $45,000 during 2000, 1999, and 1998, respectively.
The cost of the space rented equaled $101,000 and accumulated depreciation equaled $76,000 at December 31, 2000.

13. COMMITMENTS AND CONTINGENCIES

The Company had net income of $930,000 for the year ended December 31, 2000, stockholders' equity of $1,056,000 and working capital of $630,000 as of December 31, 2000. The improved financial results are primarily due to the increased sales of certain product lines during 2000. The Company also had net income of $249,000 for the year ended December 31, 1999, but incurred losses from operations for the year ended December 31, 1998 of $290,000 and had a stockholders' deficiency of $3.8 million as of December 31, 1998. As of December 31, 1999 the Company had consolidated working capital of $669,000 and, as of December 31, 1998, a working capital deficit of $1.7 million.

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





                                    37
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

13. COMMITMENTS AND CONTINGENCIES - Continued

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

The Company is from time to time involved in routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.

14. STOCKHOLDERS' EQUITY (DEFICIT)

Changes in issued shares during the three years ended December 31, 2000 are as follows:
                                                  Preferred   Common
                                                    Stock      Stock
                                                  ---------  ---------
Balance at December 31, 1997                            -    3,321,039
Issuance of shares                                      -          -
                                                  ---------  ---------
Balance at December 31, 1998                            -    3,321,039
Issuance of shares to settle
  various liabilities                                   -    5,800,000
Issuance of shares to Blind John, LLC                   -      273,631
                                                  ---------  ---------
Balance at December 31, 1999                            -    9,394,670
Issuance of shares under stock
  compensation agreement                                -      184,000
                                                  ---------  ---------
Balance at December 31, 2000                            -    9,578,670
                                                  =========  =========

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

Common Stock - The holders of the Company's common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Subject to the preferential rights of any issued and outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board

                                    38
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

14. STOCKHOLDERS' EQUITY (DEFICIT) - Continued

of directors out of funds legally available. Holders of common stock have no preemptive rights and no rights to convert their shares of common stock to any other securities of the Company or any other party.

The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. No dividends were permitted to be paid by the Company in 2000, 1999 or 1998 pursuant to these restrictions. The Company has no present plan for the payment of any dividends.

Warrants - During 2000, the board of directors approved the issuance of 7,500 warrants, which allows the holder to purchase one share of common stock at $.25 per share for each warrant held. These warrants are exercisable through February 23, 2003. There were no outstanding warrants at December 31, 1999

15.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company's investment in an unconsolidated subsidiary consists of its interest in BB.com, which was formed in 1999. Due to the issuance of stock by BB.com during the first ten months of 2000, the Company's investment in BB.com was reduced from 41% to approximately 22.6% of the outstanding common stock. At December 31, 2000 and 1999, the Company's balance in its investment in unconsolidated subsidiary account is zero due to losses incurred by BB.com in excess of the Company's investment balance. The Company's share of unrecognized losses relating to its investment in BB.com for the years ending December 31, 2000 and 1999 were $285,000 and $30,000, respectively. Summarized financial information as of and for the years ending December 31, 2000 and 1999 is as follows:

Condensed Statement of Earnings Information:
                                                    2000         1999
                                                 ----------   ----------
  Net sales                                     $ 3,333,000  $ 1,190,000
  Gross profit                                  $   423,000  $   189,000
  Net loss                                      $(1,321,000) $  (161,000)

Condensed Balance Sheet:

  Current assets                                $ 1,865,000  $   473,000
  Non current assets                                175,000       61,000
                                                 ----------   ----------
                                                $ 2,040,000  $   534,000
                                                 ==========   ==========



                                    39
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999

  Current liabilities                           $   603,000  $   177,000
  Stockholders' equity                            1,437,000      357,000
                                                 ----------   ----------
                                                $ 2,040,000  $   534,000
                                                 ==========   ==========

16. NON-CASH INVESTING AND FINANCING ACTIVITIES

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

As discussed in Note 9, in 1999, outstanding notes payable totaling $1,500,000, accrued interest of $870,000 and $1,230,000 in due to affiliates were exchanged for 5.8 million shares of the Company's common stock.

As discussed in Note 1, unrealized losses of $18,000 on investments classified as available-for-sale were captured in stockholders' equity at December 31, 2000.

As discussed in Note 17, the Company issued 184,000 shares of common stock as compensation to directors, officers, and other employees.

As discussed in Note 2, Houze purchased various assets of a customer in exchange for the forgiveness of the customer's accounts payable balance to Houze of $130,000.

17. STOCK COMPENSATION

On October 10, 2000 the board of directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. On October 20, 2000 the board of directors approved the issuance of 184,000 shares of the Company's stock under the Plan. The shares were subsequently issued at an exercise price of $0.25 per share to certain employees and directors of the Company as additional compensation. During the year ended December 31, 2000, the Company recognized $46,000 in compensation expense under the Plan. Since the value assigned was $0.25 per share, and par value is $1.00 per share, the difference of $138,000 was taken against capital in excess of par value.


                                    40
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND 1999
18. SUBSEQUENT EVENTS

On January 5, 2001, the Board of Directors approved the sale of 412,831 shares of the Company's authorized but un-issued shares of common stock at $1.10 per share. 341,183 shares were sold through February 2001.
Also issued were $47,500 in convertible notes, which are convertible into 43,182 shares of common stock.

On January 20, 2001, the Company purchased 17.04% interest in Employment Solutions, LLC, for $920,000. In order to finance the purchase, the Company sold 341,000 shares of stock for $375,000, borrowed $525,000 from Sanford ESI, LLC which is wholly-owned by members of the family of John Sanford, the Company's President, and financed the remaining $20,000 with cash. The loan bears interest at prime plus one percent and is personally guaranteed by John Sanford and collateralized by John Sanford's 3% interest in Blind John, LLC and 1,544,653 shares of Wilson Brothers, Inc. stock.

On February 1, 2001, the Company filed its annual report, Form 10K, for the periods ended December 31, 1999 and 1998, with the Securities and Exchange Commission.

On February 6, 2001, the Company borrowed $150,000 from an unrelated individual at 13% interest due May 6, 2001.

On March 1, 2001, the Company secured a $300,000 line of credit from Blind John, LLC to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company will pay a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets.






















                                    41

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III

Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The table below sets forth the names, ages and positions of the Company's directors and executive officers as of December 31, 2000:

Name                                   Age        Position
Frank J. Zanin, Jr. (1)                34         Director, Chief
                                                  Executive Officer and
                                                  Chief Financial Officer

John H. Sanford (1)                    35         President and Director

Brett R. Smith                         35         Director

Michael Hicks                          33         President, Numo
                                                  Manufacturing
                                                  Acquisitions, Inc.

David Weimer                           44         President, Houze Glass
                                                  Corporation

(1) Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr., the Company's then Chief Financial Officer, as Chief Executive Officer replacing John H. Sanford, and as Chief Financial Officer and Secretary of the Company. Mr. Zanin has been running the day-to-day business of the Company since his appointment as Chief Executive Officer.

     The Board of Directors currently consists of three directors. Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

     The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

John H. Sanford has been President of the Company since 1996 and a member of the Board of Directors since April 1995. Since January 01, 2001, Mr. Sanford has been the Chief Executive Officer of Bargain Builder.com, Inc. Between March 7, 1994 and June 30, 1999, Mr. Sanford also served as the Company's Chief Financial Officer. He also became Secretary of the Company and a Director in April 1995. Between 1993 and 1999 Mr. Sanford was an equity trader for Carr Securities, Inc., a New York brokerage firm. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.



                                    42
Brett R. Smith has been a director since April 17, 1997. In 1993 he co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. Mr. Smith earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

Frank J. Zanin, Jr. has been a director since April 24, 1997 and employed by the Company as Chief Executive Officer and Chief Financial Officer since March 30, 2000 and June 30, 1999, respectively. Mr. Zanin served as a Financial Analyst for Roper Health Systems, Inc. between November 1993 and January 1999. Mr. Zanin earned his M.B.A. from The College of William and Mary in 1991 and is a certified public accountant.

Michael Hicks has been President of Numo since January 01, 2000 and employed as Vice President of Sales and Marketing of Numo and Houze since 1997. Prior to that he was Vice President of Sales and Marketing of Custom Printing, Inc. Mr. Hicks earned his B.B.A. from Texas A&M
University in 1986.

David Weimer has been President of Houze since January 2000. Prior to that Mr. Weimer was General Manager and Controller of Houze since 1997. Prior to 1997 Mr. Weimer held several positions of increasing responsibility to include: Cost Accountant, Manufacturing Service
Manager, Credit Manager, and Director of Operations. Mr. Weimer has been employed with Houze glass since 1986.

     Director Compensation

     In October 2000, the Company compensated its directors for services rendered between 1997 and 1999 and to be rendered during 2000 by issuing pursuant to the Wilson Brothers, USA, Inc. 2000 Stock Plan (the "Plan") 30,000 shares to Mr. Smith and 40,000 shares to Mr. Zanin, who also became the Company's Chief Financial Officer on June 30, 1999.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (the "Company Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, the Company believes that during 2000 Frank J. Zanin, Jr. and Brett R. Smith reported late to the Securities and Exchange Commission their initial statement of beneficial ownership of securities on Form 3. In addition, the following acquisitions or dispositions of the Company's Common Stock were reported late to the Securities and Exchange Commission on Form 5: Frank J. Zanin, Jr. - one acquisition transaction; Brett R. Smith - one acquisition transaction; John H. Sanford - five acquisition transactions and one disposition transaction; Walter P. Carucci - two acquisition transactions.







                                    43
Item 10 - Executive Compensation.

     The following table sets forth the compensation of the Company's Chief Executive Officer and the executive officers and additional employees whose total salary and bonus exceeded $100,000 individually during the years ended December 31, 2000, 1999 and 1998.

                                          Annual           Long Term
Name                          Year     Compensation       Compensation
-------------------          ------  ----------------   ---------------
                                                                    All
                                                      Securities   Other
                                                      Underlying  Compen-
                                      Salary   Bonus    Options   sation
                                     --------  ------- ---------   -----

Frank J. Zanin, Jr.            2000   $65,000     -        -   $10,000(2)
Chief Executive Officer (1)    1999   $28,000 (3) -        -         -

John H. Sanford                2000   $65,000     -        -    $5,000(2)
President and Director         1999   $80,000     -        -         -
                               1998   $55,000     -        -         -

Michael Hicks                  2000   $87,000  $50,000     -   $18,750(2)
President Numo                 1999   $71,000  $18,000     -         -
                               1998   $57,000      -       -         -
-------------------
(1) Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr., the Company's then Chief Financial Officer, as Chief Executive Officer replacing John H. Sanford.

     Until August 1998, Mr. Sanford held a position with a non-affiliated company that paid him compensation. The officer devoted the time to the Company and to his non-affiliated employer as was necessary for the effective discharge of his duties. Between January 1998 through February 2000, Mr. Sanford devoted all of his time to the Company. Since January 1, 2000, Mr. Sanford has been the Chief Executive Officer of Bargain Builder.com, Inc.

(2)  On October 20, 2000, the Company granted 20,000, 40,000, and 75,000 shares of its Common Stock valued at $0.25/share on the date of grant to Mr. Sanford, Mr. Zanin, and Mr. Hicks, respectively, pursuant to the Plan as compensation for his services.

(3)  Mr. Zanin was employed by the company starting in June of 1999.











                                    44
Item 11 - Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of February 27, 2001, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

Name and Address(1)         Amount of
of Beneficial Owner     Beneficial Ownership       Percent of Class
-------------------    ----------------------     ------------------
John H. Sanford             5,265,010                  53.08%

Walter P. Carucci           1,498,267(2)               15.10%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Carucci Family Partners       724,968                   7.31%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Marshall C. Sanford, Jr.      716,814                   7.23%
1725 Atlantic Avenue,
Sullivans Island, SC 29482

Frank J. Zanin, Jr.            40,000                    *

Brett R. Smith                 75,455                    *

All Directors and
Executive Officers
(3 persons)(3)              5,380,465                  54.24%

(1)Unless otherwise indicated, the address for the beneficial owner is c/o Wilson Brothers USA, Inc., 125 King Street, Charleston SC, 29401.

(2)Includes 724,968 shares owned by Carucci Family Partners, a partnership in which Mr. Carucci is the general partner.

(3)Includes shares owned by Mr. John H. Sanford, Mr. Zanin and Mr. Smith.

*     Less than 1%.










                                    45
Item 12 - Certain Relationships and Related Transactions.

     The Company and other parties, including Brett R. Smith, a member of the Company's Board of Directors, formed BargainBuilders.com on October 29, 1999 to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. The Company's percentage ownership in BB.com is presently approximately 22%.

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

     From time to time the Company made short-term borrowings from Combahee Partners, L.P., a limited partnership of which Mr. John Sanford is the general partner. The Company borrowed approximately $138,000 during 1997 and 1998 in the aggregate and repaid this amount in full with interest at a rate of 8% during 1999.

     On September 20, 2000, Blind John,LLC, of which John Sanford is approximately a 3% owner, sold its 273,631 shares of the Company's Common Stock to its members as follows: John Sanford, William Sanford, Marshall Sanford and Margaret S. Sanford, 68,408, 68,408, 68,407 and 68,408 shares, respectively.

     In January and February of 2001, the Company sold 341,183 shares at $1.10 per share pursuant to its investment in ES. Brett R. Smith, Director of the Company purchased 45,455 of the 341,183 shares of Common Stock sold.

Item 13 - Exhibits and Reports on Form 8-K.

(a)   1.   Financial Statements:

See Index to Financial Statements (Item 7)

2.   Financial Statement Schedule:

     II.   Valuation and Qualifying Accounts - Three years ended December
31, 2000




                                    46
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

(b)   Reports on Form 8-K

(i) The registrant filed a Form 8-K on October 4, 2000 reporting a change in independent accountants.

(ii) The exhibits required by Item 601 of Regulation S-B are listed below.


(c)   Exhibits:

Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980.

3.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

3.3         Amended, as of March 1, 2000, By-Laws of the Company.*

4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980.

4.2         Certificate of Resolution to Amend Articles of
            Incorporation as to change of name from Wilson
            Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

4.3         Amended, as of March 1, 2000, By-Laws of the Company.*

4.4 Specimen certificate, Common Stock, $1.00 par value per share, incorporated herein by reference from the Company's Form 10-K for the year ended December 31,
            1999.

4.5 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999.


                                    47
4.6 Warrant to purchase 7,500 shares of Common Stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 incorporated herein by reference from the Company's Form 10-K for the year ended
            December 31, 1999.

10.1 Note Agreement between Houze Glass Corporation and Mellon Bank dated April 20, 2000.*

10.2 Asset Purchase Agreement between Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., and Numo Manufacturing Acquisition, Inc. dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

10.3 Numo Manufacturing Acquisitions, Inc.'s promissory notes to Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

10.4 Wilson Brothers USA, Inc. 2000 Stock Plan incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999.

10.5        Employment Solutions, Inc. Asset Purchase and
            Contribution Agreement dated November 7, 2000 with
            Addendum One and Two, dated December 12, 2001 and
            January 12, 2000, respectively.*

10.6        Option Agreement dated January 19, 2001 to purchase a
            78.7% membership interest in Employment Solutions
            Acquisition, LLC.*

10.7 Promissory Note Line of Credit between Blind John, LLC and the Company dated March 1, 2001.*

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share - Five Years Ended December 31, 2000.*

16.1 Letter regarding Change in Certifying Accountant incorporated by reference from Wilson Brothers USA, Inc. Form 8-K filed on October 4, 2000.

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1        Power of Attorney (included on signature pages
                   hereto).*
_____________________
*  being filed herewith.






                                    48
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BROTHERS USA, Inc.
Dated: March 28, 2001                  By: /s/ Frank J. Zanin Jr.
                                           -----------------------
                                              Frank J. Zanin, Jr.
                                              Chief Executive Officer
                                              and Chief Financial Officer

We, the undersigned directors and officers of Wilson Brothers USA, Inc. (the "Company"), do hereby constitute and appoint Frank J. Zanin, Jr., our true and lawful attorney-in-fact and agent, with full power of substitution, to execute and deliver an Annual Report on Form 10-KSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 2000, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents shall do or cause to be done by virtue of this power of attorney.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date                     Signature                  Titles
------                 --------------            --------------
March 28, 2001    /s/Frank J. Zanin, Jr.    Chief Executive Officer,
                  ----------------------    Chief Financial Officer and
                     Frank J. Zanin, Jr.    Director(Principal Executive
                                            Officer and Principal
                                            Financial Officer)

March 28, 2001    /s/John H. Sanford        President and Director
                  ----------------------
                     John H. Sanford

March 28, 2001   /s/ Brett R. Smith         Director
                  ----------------------
                     Brett R. Smith






                                    49
INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                               Page
                                                               ----
Valuation and Qualifying Accounts - Three years
ended December 31, 2000                                         51



















































                                    50
Schedule II
              WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                  Three years ended December 31, 2000

                                          Additions
                              Balance at  charged to Deductions   Balance
                              beginning   costs and     from       at end
Description                    of year    expenses    reserves    of year
----------------------        ---------   --------    --------    -------

Year ended December 31, 2000:
  Receivables - allowance
  for doubtful accounts        $96,000    $190,000    $112,000   $174,000
                              ========    ========    ========   ========

Year ended December 31, 1999:
  Receivables - allowance
  for doubtful accounts       $146,000    $127,000    $177,000    $96,000
                              ========    ========    ========   ========

Year ended December 31, 1998:
  Receivables - allowance
  for doubtful accounts       $143,000    $104,000    $101,000   $146,000
                              ========    ========    ========   ========































                                    51
Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980.

3.2 Certificate of Resolution to Amend Articles of Incorporation as to change of name from Wilson Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

3.3         Amended, as of March 1, 2000, By-Laws of the Company.*

4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1980.

4.2         Certificate of Resolution to Amend Articles of
            Incorporation as to change of name from Wilson
            Brothers to Wilson Brothers USA, Inc. incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1997.

4.3         Amended, as of March 1, 2000, By-Laws of the Company.*

4.4 Specimen certificate, Common Stock, $1.00 par value per share, incorporated herein by reference from the Company's Form 10-K for the year ended December 31,
            1999.

4.5 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999.

4.6 Warrant to purchase 7,500 shares of Common Stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 incorporated herein by reference from the Company's Form 10-K for the year ended
            December 31, 1999.

10.1        Seventh Amendment to Loan Agreement and Note
            Modification Agreement between Houze Glass Corporation and National City Bank of Pennsylvania December 29,
            1997 incorporated by reference from the Company's Form 10-Q for the period ended March 31, 1998.





                                    52
10.2 Asset Purchase Agreement between Numo Manufacturing Company, Inc and Diamond Cap Company, Inc, and Numo Manufacturing Acquisition, Inc dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

10.3 Numo Manufacturing Acquisitions, Inc's promissory notes to Numo Manufacturing Company, Inc and Diamond Cap Company, Inc dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998.

10.4 Wilson Brothers USA, Inc. 2000 Stock Plan incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999.

10.5        Employment Solutions, Inc Asset Purchase and
            Contribution Agreement dated November 7, 2000 with
            Addendum One and Two, dated December 12, 2001 and
            January 12, 2000, respectively.*

10.6        Option Agreement dated January 19, 2001 to purchase a
            78.7% membership interest in Employment Solutions
            Acquisition, LLC.*

10.7 Promissory Note Line of Credit between Blind John, LLC and the Company dated March 1, 2001.*

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share - Five Years Ended December 31, 2000.*

16.1 Letter regarding Change in Certifying Accountant incorporated by reference from Wilson Brothers USA, Inc. Form 8-K filed on October 4, 2000.

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1 Power of Attorney (included on signature pages hereto).*


_____________________
*  being filed herewith.













                                    53
Exhibit 3.3 and 4.3
-------------------
                   AMENDED AND RESTATED BY-LAWS
                               OF
                     WILSON BROTHERS USA, INC.

                 as amended through March 1, 2000

                             BY-LAWS

                                OF

                     WILSON BROTHERS USA, INC.

                             ARTICLE I

                           Shareholders


Section 1. Annual Meeting. An annual meeting of shareholders shall be held for the election of directors at such date and time as may be designated by resolution of the Board of Directors from time to time. Any other proper business may be transacted at the annual meeting.

Section 2. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute, may be called by resolution of the Board of Directors or by the President of the Corporation, and shall be called by the President or Secretary upon the request in writing of a majority of the Directors, or upon the request in writing of shareholders holding in the aggregate at least forty percent (40%) of the issued and outstanding shares of the Corporation entitled to vote at such meeting. Such request shall state the purpose or purposes of the proposed meeting.

Section 3. Place of Meeting. All meetings of the shareholders shall be held at such place, within or without the State of Illinois, as may be provided by resolution of the Board of Directors.

Section 4. Notice of Meeting. Notice of every meeting of shareholders of the Corporation shall be in writing. Such notice shall state the place, day, and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, and a copy thereof shall be delivered either personally or by mail, to each shareholder of record entitled to vote at such meeting, not less than ten (10) nor more than sixty (60) days before the meeting, or in the case of a merger or consolidation, not less than twenty (20) nor more than sixty (60) days before the meeting. If mailed, it shall be directed to a shareholder at his address as it appears on the stock book unless he shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed to the address designated in such request. If mailed such notice shall be deemed to be delivered when deposited in the United States mail, addressed to the shareholder at his address as it appears on the records of the Corporation or at the address filed by the shareholder with the Secretary of the Corporation, with postage thereon prepaid.

                                    54
Section 5. Quorum. The holders of a majority of the shares of the Corporation issued and outstanding, entitled to vote thereat, present in person or represented by proxy, shall be requisite and shall constitute a Quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by law or by the Articles of Incorporation. If such majority shall not be present or represented at any meeting of the shareholders, the shareholders present in person or by proxy and entitled to vote at such meeting, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until holders of the requisite number of shares shall be present in person or by proxy. At any such adjourned meeting at which the requisite number of shares, entitled to vote thereat, shall he represented, any business may be transacted which might have been transacted at the meeting as originally called. If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting shall be the act of the shareholders, unless the vote of a greater number or voting by classes is required by law, by the Articles of Incorporation or by these By-Laws.

Section 6. Voting Rights. Each shareholder shall at every meeting of the shareholders be entitled to one (1) vote in person or by proxy for each share registered in his name on the books of the Corporation on the date determined by the Board of Directors pursuant to the provisions of
Section 7 of this Article. At all meetings of shareholders, a shareholder may vote by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven (11) months from the date of its execution, unless otherwise provided in the proxy. In all elections for directors every shareholder shall have the right to vote in person or by proxy the number of shares owned by him for as many persons as there are directors to he elected, or to cumulate said shares and give one candidate as many votes as the number of directors multiplied by the number of his shares shall equal, or to distribute them on the same principle among as may candidates as he shall think fit.

Section 7. Closing of Transfer Books and Fixing Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the board of directors of a corporation may provide that the share transfer books shall be closed for a stated period but not to exceed, in any case, sixty (60) days. If the stock transfer books shall be closed for the purpose of determining shareholders entitled to notice of or to vote at a meeting of shareholders, such books shall be closed for at least ten (10) days, or in the case of a merger or consolidation, at least twenty (20) days, immediately preceding such meeting. In lieu of closing the stock transfer books, the board of directors may fix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than sixty (60) days and, for a meeting of shareholders, not less than ten
(10) days or in the case of a merger or consolidation not less than twenty (20) days, immediately preceding such meeting. If the stock transfer books are not closed and no record late is fixed for the determination of shareholders entitled to notice of or to vote at a

                                    55
meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof.

Section 8. Voting by Ballot. Voting on any question or in any election may be viva voce unless the foregoing officer shall order that voting be by ballot.

Section 9. Inspectors of Election. At any meeting of shareholders held for the election of directors, the Chairman of such meeting may, or upon the request of any shareholder shall, appoint one or more Inspectors of Election. Such inspectors may also be appointed prior to the meeting by the Board of Directors or the President. The Inspectors appointed to act at any meeting of the shareholders before entering upon the discharge of their duties shall be sworn faithfully to execute the duties of Inspector at such meeting with strict impartiality and according to the best of their ability. They shall ascertain and report the number of shares represented at the meeting, based upon their determination of the validity and effect of proxies; count all votes and report the results; and do such other acts as are proper to conduct the election and voting with impartiality and fairness to all the shareholders. Each report of the Inspectors shall be in writing and signed by him or by a majority of them.

      SECTION 10.	Shareholder Proposals.  Any shareholder wishing to bring
any business before a meeting of shareholders must provide notice to the Corporation not more than ninety (90) and not less than fifty (50) days before the meeting in writing by registered mail, return receipt requested, of the business to be presented by him at the shareholder's meeting. Any such notice shall set forth the following as to each matter the shareholder proposes to bring before the meeting: (i) a brief description of the business desired to be brought before the meeting and the reasons for conducting such business at the meeting and, if such business includes a proposal to amend the bylaws of the Corporation, the language of the proposed amendment; (ii) the name and address, as they appear on the Corporation's books, of the shareholder proposing such business; (iii) the class and number of shares of the Corporation which are beneficially owned by such shareholder; (iv) a representation that the shareholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such business; and (v) any material interest of the shareholder in such business. Notwithstanding the foregoing provisions of this Section, a shareholder shall also comply with all applicable requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder with respect to the matters set forth in this Section. In the absence of such notice to the Corporation meeting the above requirements, a shareholder shall not be entitled to present any business at any meeting of the shareholders.



                                    56
      SECTION 11. Corporation's Acceptance of Votes: If the name signed on a vote, consent, waiver, or proxy appointment corresponds to the name of a shareholder, the Corporation is entitled to accept the vote, consent, waiver, or proxy appointment and to give it effect as the act of the shareholder.

      If the name signed on a vote, consent, waiver, or proxy appointment does not correspond to the name of a shareholder, the Corporation is nevertheless entitled to accept the vote, consent, waiver, or proxy appointment and to give it effect as the act of such shareholder if: (i) the shareholder is an entity and the name signed purports to be that of an officer or agent of the entity; (ii) the name signed purports to be that of an administrator, executor, guardian, or conservator representing the shareholder and, if the Corporation requests, evidence of fiduciary status acceptable to the Corporation has been presented with respect to the vote, consent, waiver, or proxy appointment; (iii) the name signed purports to be that of a receiver or trustee in bankruptcy of the shareholder and, if the Corporation requests, evidence of its status acceptable to the Corporation has been presented with respect to the vote, consent, waiver, or proxy appointment; (iv) the name signed purports to be that of a beneficial owner or attorney-in-fact of the shareholder and, if the Corporation requests, evidence acceptable to the Corporation of the signatory's authority to sign for the shareholder has been presented with respect to the vote, consent, waiver, or proxy appointment; or (v) two or more persons are the shareholder as co-tenants or fiduciaries and the name signed purports to be the name of at least one of the co-owners and the person signing appears to be acting on behalf of all the co-owners.

      The Corporation is entitled to reject a vote, consent, waiver, or proxy appointment if the secretary or other officer or agent authorized to tabulate votes has a reasonable basis for doubt about the validity of the signature on it or about the signatory's authority to sign for the shareholder.

      SECTION 12. Number of Shareholders: The following persons or entities identified as a shareholder in the Corporation's current record of shareholders constitute one shareholder for purposes of these bylaws:
(i) all co-owners of the same shares; (ii) a corporation, partnership, trust, estate, or other entity; and (iii) the trustees, guardians, custodians, or other fiduciaries of a single trust, estate, or account. Shareholdings registered in substantially similar names constitute one shareholder if it is reasonable to believe that the names represent the same person.



                             ARTICLE II

                         Board of Directors

Section 1. General Powers. The business and affairs of the Corporation shall be managed by its Board of Directors.




                                    57
Section 2. Number, Tenure and Qualifications of Directors. The Board of Directors shall be composed of not less than three nor more than twenty-one members. Directors need not be shareholders nor need they be residents of the State of Illinois. The Directors shall be elected at the annual meeting of shareholders, and each Director shall be elected to hold office until the next succeeding annual meeting of shareholders or until his successor shall be elected and shall qualify. The exact number of Directors shall be set within such limits, from time to time by resolution of the Board of Directors.

Section 3. Vacancies. Any vacancy occurring in the Board of Directors and any directorship to be filled by reason of an increase in the number of Directors may be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose. A director elected to fill a vacancy shall he elected for the unexpired term of his predecessor in office.

Section 4. Regular Meeting. Regular meetings of the Board of Directors may be held at such places within or without the State of Illinois and at such times as the Board of Directors may from time to time determine, and if so determined notices thereof need not be given.

Section 5. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the Chief Executive Officer, the President or the Chairman of the Executive Committee, if any, and may also be called on the written request of any two (2) Directors. Reasonable notice thereof shall be given by the person or persons calling the meeting, not later than the second day before the date of the special meeting. Every special meeting shall be held at such place, either within or without the State of Illinois, as may be specified in any such notice.

Section 6. Quorum. At all meetings of the Board of Directors, a majority of the number of Directors then in office shall be necessary and sufficient to constitute a quorum for the transaction of business but if, at any meeting, less than a quorum shall be present, a majority of those present may adjourn the meeting from time to time without notice other than by announcement at the meeting. The act of a majority of the Directors present at any meeting at which there is a quorum, shall be the act of the Board of Directors, unless the act of a greater number is required by statute or by the Articles of Incorporation or by these By-Laws. Members of the Board of Directors, or any committee designated by the Board, may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Bylaw shall constitute presence in person at such meeting.









                                    58
Section 7. Informal Action. Any action required by statute or by the Articles of Incorporation or by these By-Laws to be taken at a meeting of the Board of Directors, or any other action which may be taken at a meeting of the Board of Directors, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the Directors entitled to vote with respect to the subject matter thereof.

Section 8. Assent of Directors. Each Director of the Corporation shall be deemed to assent to all action taken by the Board of Directors at any meeting at which he shall be present, unless his dissent from such action is entered in the minutes of the meeting or is filed with the Secretary of the Corporation, as provided by statute.

Section 9. Compensation. The Board of Directors, by the affirmative vote of a majority of Directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all Directors for services to the Corporation as directors, officers or otherwise. By resolution of the Board of Directors the Directors may be paid their expenses, if any, of attendance at such meeting of the Board.

Section 10. Interested Directors. No Director of the Corporation shall be disqualified by his office from dealing or contracting with the Corporation as vendor, purchaser or otherwise, nor shall any contract or other transaction of the Corporation be void or voidable by reason of the fact that any of its Directors or any firm or association of which any of its Directors are members or any corporation of which any of its Directors are shareholders, directors or officers, is in any way interested in such transaction or contract, provided that the fact of such interest be disclosed or known to the Board of Directors and provided that the Board of Directors shall authorize, approve or ratify such contract or transaction by the vote (not counting the vote of any such Director) of a majority of a quorum, notwithstanding the presence of any such Director at the meeting at which such action is taken. Such Director or Directors may be counted in determining the presence of a quorum at such meeting. No Director shall be liable in any way with respect to any such transaction or contract which shall be authorized, approved or ratified as aforesaid. This article shall not be construed to invalidate or in any way affect any contract or other transaction which would otherwise be valid under the common or statutory law applicable thereto.

Section 11. Indemnification of Directors and Officers. Each Director or Officer or former Director or Officer of the Corporation, or any person who may have served at its request as a director of officer of another corporation in which it owns shares of capital stock or of which it is a creditor (and the legatees, devisees and legal representatives of such Director, Officer or person) shall be indemnified by the Corporation against all costs and expenses reasonably incurred by or imposed upon him in connection with or arising out of any action, suit or proceeding, civil or criminal, in which he may be involved or to which he may be made a party by reason of being or having been such Director or Officer (such expenses to include the cost of reasonable settlements), except in relation to matters as to which he shall be finally adjudged in such

                                    59
action, suit or proceeding to be liable for negligence or misconduct in the performance of his duty as such Director or Officer. The foregoing right of indemnification shall not be exclusive of any other rights to which any such Director, Officer or person may be entitled as a matter of law or under the Articles of Incorporation of the Corporation, any other provision of these By-Laws, any agreement, vote of shareholders, or otherwise.

Section 12. Notice. Any notice required to be given by any Section of this Article shall, if mailed, be deemed to be delivered when deposited in the United States mail, with postage thereon prepaid. If notice be given by facsimile, such notice shall be deemed to be delivered when the facsimile is sent to the recipient. Neither the business to be transacted at, nor the purpose of any meeting of the Board of Directors, need be specified in the notice of such meeting.

Section 13. Committees: (a) A majority of the directors may create one or more committees and appoint directors or such other persons as the board designates, to serve on the committees or committees. Each committee shall have two (2) or more directors, a majority of its membership shall be directors, and all committee members shall serve at the pleasure of the board. However, committees appointed by the board or otherwise authorized by the bylaws relating to the election, nomination, qualification, or credentials of directors or other committees involved in the process of electing directors may be composed entirely of non-directors.

(b) Unless the appointment by the board of directors requires a greater number, a majority of any committee shall constitute a quorum, and a majority of committee members present and voting at a meeting at which a quorum is present is necessary for committee action. A committee may act by unanimous consent in writing without a meeting and, subject to the provisions of the bylaws or action by the board of directors, the committee by majority vote of its members shall determine the time and place of meetings and the notice required therefor.

(c) To the extent specified by the board of directors or in the articles of incorporation, each committee may exercise the authority of the board of directors; provided, however, a committee may not: (1) adopt a plan for the distribution of the assets of the corporation, or for dissolution; (2) approve or recommend to members any act the Business Corporation Act requires to be approved by members, except that committees appointed by the board or otherwise authorized by the bylaws relating to the election, nomination, qualification, or credentials of directors or other committees involved in the process of electing directors may make recommendations to the members relating to electing directors; (3) fill vacancies on the board or on any of its committees;
(4) elect, appoint or remove any officer or director or member of any committee, or fix the compensation of any member of a committee; (5) adopt, amend, or repeal the bylaws or the articles of incorporation; (6) adopt a plan of merger or adopt a plan of consolidation with another corporation, or authorize the sale, lease, exchange or mortgage of all or substantially all of the property or assets of the corporation; or (7) amend, alter, repeal or take action inconsistent with any resolution or action of the board of directors when the resolution or action of the

                                    60
board of directors provides by its terms that it shall not be amended, altered or repealed by action of a committee.


                             ARTICLE III

                              Officers

Section 1. Officers, Election and Term of Office. The Directors of the Corporation, at their first meeting after each annual meeting of shareholders, shall elect the Officers of the Corporation who shall hold office at the pleasure of the Board. If the election of officers shall not be held at such meeting, such election shall be held as soon thereafter as conveniently may be. Vacancies may be filled or new offices filled at any meeting of the Board of Directors. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed in the manner hereinafter provided. Election or appointment of any officer or agent shall not of itself create contract rights. The Directors shall elect (i) a Chairman of the Board and/or a Chief Executive Officer and/or a President, (ii) a Chief Financial Officer,
(iii) a Secretary and (iv) such other officer as the Board of Directors may authorize. Any number of offices may be held by the same person.
The Board of Directors may also empower the Chairman of the Board, the President and/or the Chief Executive Officer of the Corporation to appoint such officers, other than the Chairman of the Board, Chief Executive Officer, President, Secretary or Chief Financial Officer, as the business of the Corporation may require. The Board of Directors shall have the power to fix the salaries of all officers and to fill the office of any officer which may become vacant for any reason.

Section 2. Chairman of the Board. The Chairman of the Board, if there be such an officer, shall preside at all meetings of the Board of Directors and of the shareholders at which he shall be present. He shall have and may exercise such powers and perform such other duties as are, from time to time, assigned to him by the Board and as may be provided by law. If there is no Chief Executive Officer or President appointed, the Chairman of the Board shall be the general manager and chief executive officer of the Corporation and shall have general charge and supervision of the business of the Corporation.

Section 3. Chief Executive Officer. The Chief Executive Officer shall be responsible for carrying out the policies adopted by the Board of Directors. Initially, the Chairman of the Board shall be the Chief Executive Officer; thereafter, the Chief Executive Officer shall be such officer, as the Board of Directors shall designate from time to time.

Section 4. President. Subject to such powers, if any, as may be given by the Board of Directors to the Chairman of the Board and the Chief Executive Officer, if there be such an officer, the President shall perform all duties incident to such office, and such other duties as, from time to time, may be assigned to him by the Board, the Chief Executive Officer or as may be provided by law. The President, at the request of the Chief Executive Officer or in the Chief Executive Officer's absence or during his inability to act, shall perform the

                                    61
duties of the Chief Executive Officer, and when so acting shall have the powers of the Chief Executive Officer.

Section 5. Vice Presidents. The Vice President or Vice Presidents, at the request of the Chief Executive Officer or President or in the President's absence or during his inability to act, shall perform the duties of the President, and when so acting shall have the powers of the President. If there be more than one Vice President, the Board of Directors may determine which one or more of the Vice Presidents shall perform any of such duties; or if such determination is not made by the Board, the President may make such determination; otherwise any of the Vice Presidents may perform any of such duties. The Vice President or Vice Presidents shall have such other powers and perform such other duties as may be assigned to him or them by the Board or the President or as may be provided by law.

Section 6. Secretary. The Secretary shall have the duty to record the proceedings of the meetings of the shareholders, the Board of Directors and any committees in a book to be kept for that purpose; he shall see that all notices are duly given in accordance with the provisions of these Bylaws or as required by law; he shall be custodian of the records of the Corporation; he may affix the corporate seal to any document the execution of which, on behalf of the Corporation, is duly authorized, and when so affixed may attest the same; and, in general, he shall perform all duties incident to the office of secretary of a corporation, and such other duties as, from time to time, may be assigned to him by the Board, the Chief Executive Officer or the President or as may be provided by law.

Section 7. Chief Financial Officer. The Chief Financial Officer shall have charge of and be responsible for all funds, securities, receipts and disbursements of the Corporation, and shall deposit or cause to be deposited, in the name of the Corporation, all moneys or other valuable effects in such banks, trust companies or other depositories as shall, from time to time, be selected by or under authority of the Board of Directors; if required by the Board, he shall give a bond for the faithful discharge of his duties, with such surety or sureties as the Board may determine; he shall keep or cause to be kept full and accurate records of all receipts and disbursements in books of the Corporation and shall render to the Chairman of the Board and to the Board, whenever requested, an account of the financial condition of the Corporation; and, in general, he shall perform all the duties incident to the office of treasurer of a corporation, and such other duties as may be assigned to him by the Board, the Chief Executive Officer or the President or as may be provided by law.
Section 8. Other Officers. The other officers, if any, of the Corporation shall have such powers and duties in the management of the Corporation as shall be stated in a resolution adopted by the Board of Directors which is not inconsistent with these Bylaws and, to the extent not so stated, as generally pertain to their respective offices, subject to the control of the Board. The Board may require any officer, agent or employee to give security for the faithful performance of his duties.




                                    62
Section 9. Agents and Employees. The Board of Directors may also appoint or elect any other employees of the Corporation who shall respectively have such powers and perform such duties in the management of the property and affairs of the Corporation, subject to the control of the Directors, as may be prescribed.

Section 10. Salaries. The salaries of the officers shall be fixed from time to time by the Board of Directors and no officer shall be prevented from receiving such salary by reason of the fact that he is also a Director of the Corporation.

Section 11. Removal. Any officer or agent of the Corporation may be removed, with or without cause, by a majority vote of the Directors of the Corporation acting at any regular or special meeting.

                            ARTICLE IV

                             Offices

Section 1. General. The Corporation may have offices at such places either within or without the State of Illinois as the Board of Directors may from time to time appoint or as the business of the Corporation may require.

Section 2. Registered Office. The registered office of the Corporation required by The Business Corporation Act to be maintained in the State of Illinois may be, but need not be, identical with the business office in the State of Illinois, and the address of the registered office may be changed from time to time by the Board of Directors.

                            ARTICLE V

                   Checks, Notes and Contracts

Section 1. Checks. All checks, drafts and orders for the payment of money shall be signed by one (1) Officer of the Corporation or any authorized employees or in such manner as the Board of Directors may from time to time determine. All endorsements for deposit shall be made by the Treasurer or by any other Officer or authorized employee.

Section 2. Notes. All loans and evidences of indebtedness of the Corporation and acceptances must be authorized by the Board of Directors and signed by any one (1) Officer, or such other Officer or Officers as the Board may designate.

Section 3. Contracts. The Board of Directors may authorize any Officer or Officers, agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances.







                                    63
                            ARTICLE VI

                           Fiscal Year

The fiscal year of the Corporation shall commence on the first day of January in each year and end on the following thirty-first day of December.

                            ARTICLE VII

                                Seal

The seal of the Corporation shall be as follows:

                            ARTICLE VIII

                               Shares

Section 1. Execution of Certificates. Certificates evidencing shares shall be executed by (1) the Chief Executive Officer, or the President or any Vice President and (2) the Secretary or an Assistant Secretary and shall be sealed with the seal or facsimile of the seal of the Corporation. Where a certificate is countersigned by a transfer agent other than the Corporation or an employee of the Corporation, or by a transfer clerk and registered by a registrar, the signatures of the officers upon such certificate may be facsimiles, engraved or printed. In case any Officer who has signed a certificate or whose facsimile signature appears on a certificate shall have ceased to be such Officer before such certificate is issued, it may be issued by the Corporation with the same effect as if such Officer continued to act at the date of issue.

Section 2. Stock Book. The Corporation shall keep at its registered office or principal place of business or at the office of its transfer agent or registrar, if any, within the State of Illinois, a stock book containing the names, alphabetically arranged, of all persons who are shareholders of the Corporation, showing their places of residence and the number of shares held by them respectively.

Section 3. Transfers. The shares of the Corporation shall be assignable and transferable on the books of the Corporation only by the person in whose name it appears on said books, his legal representatives or by his duly authorized agent. In case of transfer by attorney, the power of attorney, duly executed and acknowledged, shall be deposited with the Secretary. In all cases of transfer, the former certificate must be surrendered up and cancelled before a new certificate be issued. The person in whose name shares stand on the books of the Corporation shall be deemed the owner thereof for all purposes as regards the Corporation.

Section 4. Rules and Regulations. The Board of Directors shall have power and authority to make all such rules and regulations as they may deem expedient concerning the issue, transfer and registration of certificates of stock, and may appoint a transfer agent or agents and a registrar or registrars of transfers, and may require all certificates to bear the signature of any such transfer agent and of any such registrar of transfers.
                                    64
Section 5. Lost or Destroyed Certificates. When a person to whom a certificate evidencing shares of the Corporation has been issued alleges that it has been lost, stolen, or destroyed he, or his legal representative, shall first, execute an affidavit setting forth the time, place and circumstances of the loss, theft or destruction to the best of his knowledge and belief; and, second, if the Board of Directors shall require it, give a bond to the Corporation, in such sums as the Board of Directors may direct, with one or more sufficient sureities, approved by said Board, conditioned to indemnify the Corporation and all persons against any claim that may be made against it or them on account of the alleged loss of any such certificate, or in consequence of a new certificate being issued in lieu of the certificate alleged to have been lost, stolen or destroyed. Thereupon the Board of Directors may cause to be issued to such person a new certificate or duplicate of the certificate alleged to have been lost, stolen or destroyed. Upon the stub of every new certificate so issued shall be noted the fact of such issue and the number, date, and the name of the registered owner of the lost or destroyed certificate in lieu of which such new or duplicate certificate is issued.

                            ARTICLE IX

                         Waiver of Notice

Whenever the provisions of the laws of the State of Illinois or of the Articles of Incorporation or By-Laws of this Corporation require that a meeting of the shareholders or of any class or classes thereof or of the Directors of this Corporation shall be duly called for any purpose, or that a certain notice of the time, place and purpose of any such meeting shall be given, in order that certain action may be taken at such meeting, a written waiver of notice of the time, place and purpose of such meeting, whether regular or special, signed by every shareholder entitled to notice not present in person or duly represented by proxy at such meeting, or by his attorney or legal representative thereunto duly authorized, or by every Director not present in person, as the case may be, either before or after the time fixed for holding said meeting, shall be deemed equivalent to such call and notice, and such action if taken at any such meeting shall be as valid as if called and notice had been duly given. Neither the business to be transacted at, nor the purpose of, any meeting of shareholders or of any class or classes thereof or of the Directors, need be specified in any waiver of notice of such meeting. Attendance of a shareholder or director at any meeting shall constitute a waiver of notice of such meeting except where a shareholder or director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

                            ARTICLE X

                           Amendments

The power to alter, amend or repeal these By-Laws shall reside in the Board of Directors, except where and to the extent that such power is expressly reserved to the shareholders by the Articles of Incorporation.



                                    65
Exhibit 10.1
-------------

AMENDED AND RESTATED
NOTE AND SECURITY AGREEMENT       HOUZE GLASS CORPORATION

MELLON BANK

FOR REVOLVING LINE OF CREDIT
PENNSYLVANIA

$1,050,000.00                                    April 20, 2000

For value received, Undersigned promises to pay to Mellon Bank, N.A. ("Bank") or its order at Pittsburgh, Pennsylvania, the sum of One Million Fifty Thousand Dollars ($1,050,000.00), or such lesser or greater principal amount as may be outstanding from time to time under the revolving line of credit described herein (as amended, extended and supplemented from time to time, the "Line of Credit"), extended by Bank to Undersigned, with interest on the outstanding balance from the date of this Note and Security Agreement ("Note") at the rate(s) ("Contractual Rate(s)") specified herein. This Note is a/the Note referred to in the Loan Agreement dated October 2, 1998 between Undersigned and Bank. This Note replaces and supersedes that certain Line of Credit Note dated October 2, 1998, as amended from time to time, from Undersigned to Bank, in the original principal amount of $750,000.00, which shall be of no further force or effect. All amounts outstanding pursuant to said Note shall henceforth instead be considered Loans under this Note. This Note is not, and shall not be construed as, a novation of the said Note. All security interests collateralizing the said Note shall carry to this Note.

Undersigned has requested Bank to make loans (the "Loans") to Undersigned from time to time during the period set forth below (the "Commitment Period") in an aggregate principal amount outstanding at any one time not to exceed Bank's commitment set forth below (the "Commitment Amount") and, subject to the terms and conditions set forth herein and in the other Credit Documents (hereinafter defined) and, relying upon the representations and warranties herein and therein set forth, Bank is willing to make such Loans.

Commitment Period:
From the date hereof to but not including March 30, 2001 (the
"Termination Date").

BANK MAY EXTEND THE COMMITMENT PERIOD FROM TIME TO TIME BY ISSUING TO UNDERSIGNED A "NOTICE OF RENEWAL" IN WRITING, CITING THIS NOTE AND EXTENDING THE TERMINATION DATE TO SUCH DATE AS BANK MAY SPECIFY.








                                    66
Commitment Amount: The lesser of
(a) $1,050,000.00, or

(b) the sum of:

(i) $300,000.00 plus
(ii) 80% of Eligible Accounts (all as hereinafter defined)


Within the limits of time and amount set forth above and subject to the terms and conditions set forth herein and in the other Credit Documents, Undersigned may borrow, repay and reborrow hereunder.

Loans above Commitment Amount: Notwithstanding any other provision of this Note or of any other Credit Document, if Bank determines that the principal balance of the Loans hereunder shall at any time exceed the Commitment Amount, Undersigned shall pay such excess to Bank on Bank's demand. If Bank allows Loans above the Commitment Amount, all the terms and conditions set forth herein and in the other Credit Documents will apply to such Loans.

The obligations of Undersigned to repay the Loans, to pay interest thereon and to pay fees with respect to the Commitment Amount shall be evidenced by this Note, which together with any Loan Agreement, including any Supplement thereto, and any security agreements, instruments and other documents executed in connection herewith are sometimes referred to herein as the "Credit Documents."

LOANS:
Principal of the aggregate of all Loans shall be repaid on the Termination Date. Interest on the aggregate of all Loans shall be paid on the first day of each month commencing the first month which is at least one full calendar month after the first Loan is made, and shall be calculated at a rate per annum which is one and one-quarter percent (1.25%) plus the Prime Rate, such rate to change from time to time as of the effective date of each announced change in such Prime Rate. Interest shall be calculated on the basis of a 360-day year and actual days elapsed. ("Prime Rate" shall mean the interest rate per annum announced from time to time by Bank as its Prime Rate. The Prime Rate may be greater or less than other interest rates charged by Bank to other borrowers and is not solely based or dependent upon the interest rate which Bank may charge any particular borrower or class of borrowers)

ALL LOANS:
After maturity, whether by acceleration or otherwise, or if Bank so elects after the occurrence of any Event of Default, interest shall accrue at a rate 2 percent per annum plus the Contractual Rate(s) specified until all matured sums due hereunder are paid, or until any Event of Default invoked by Bank has been cured prior to maturity If Undersigned fails to make a scheduled payment within 15 days of its due date, or fails to satisfy a demand for payment within 15 days of demand, Undersigned will pay a late charge (not less than $25.00) equal to 4% of the unpaid portion of such payment. Interest shall continue to accrue after the entry of judgment by confession or otherwise at the Contractual

                                    67
Rate(s) until all sums due hereunder and/or under the judgment are paid, unless the Contractual Rate(s) is (are) altered by subsequent maturity.

COMMITMENT AND FACILITY FEES:
Undersigned agrees to pay to Bank, as consideration for the Line of Credit, {a) a commitment fee equal to $750.00, payable on the date hereof; and (b) a facility fee equal to $4,500.00, payable annually in advance, on the date hereof and on each anniversary of the date hereof, except that if the Termination Date is not an anniversary of the date hereof, then the facility fee shall also be payable on the original Termination Date and thereafter only on each anniversary of the Termination Date, for so long as the Commitment Period shall be extended by Bank.

1. Security Interest. Undersigned hereby grants to Bank a security interest in the following property now owned or hereafter acquired by
Undersigned: (a) all equipment, wherever located, including machinery, motor vehicles, furniture and fixtures; (b) all inventory (whether held for sale or lease or to be furnished under contracts of service), raw materials, work in process, and materials used or consumed in the conduct of Undersigned's business, and all books, records, invoices and other documents which describe or evidence the same; (c) all accounts, contract rights, general intangibles, choses in action, instruments, chattel paper, documents (including all documents of title and warehouse receipts) and all rights to the payment of money, however evidenced or arising; (d) In addition to the foregoing, Undersigned (1) grants to Bank a security interest in all accessions, parts, accessories, attachments and appurtenances in any way used with, attached or related to, or installed in, any equipment or inventory constituting "Collateral" hereunder; (2) grants to Bank a security interest in all substitutions for, renewals of, improvements, replacements and additions to, and the products and proceeds (cash and non-cash) of all property constituting "Collateral" hereunder and any insurance policies relating thereto; (3) grants to Bank a security interest in, lien upon, and right of setoff against, all deposit accounts, credits, securities, moneys or other property of Undersigned which may at any time be in the possession of, delivered to, or owed by Bank, including any proceeds or returned or unearned premiums of insurance, and the proceeds (cash and non-cash) of all the foregoing property; and (4) assigns to Bank all moneys which may become payable on any policy of insurance required to be maintained under this Note, including any returned or unearned premiums; (e) by separate mortgage, Undersigned has conveyed to Bank a security interest in the real property located at 902 South Main Street, Point Marion, PA, as more fully described therein.

All such property subject to Bank's security interests described in this
Section 1 is referred to herein collectively as the "Collateral" With respect to Section 5 hereunder, the term "Collateral" shall not include the property described in subsections (d)(3) and (d)(4) of this Section
1. All security interests in Collateral shall be deemed to arise and be perfected under and governed by the Uniform Commercial Code, except to the extent that such law does not apply to certain types of transactions or Collateral, in which case applicable law shall govern.



                                    68
2. Obligations Secured. The Collateral shall secure the following obligations {"Obligations") of Undersigned to Bank: {a) all amounts at anytime owing or payable under this Note; (b) all costs and expenses incurred by Bank in the collection or enforcement of this Note or the protection of the Collateral; (c) all future advances made by Bank for taxes, levies, insurance, and repairs to or maintenance of the Collateral; and {d) any other indebtedness, liability or obligation of Undersigned to Bank, past, present, or future, direct or indirect, absolute or contingent, individual, joint or several, now due or to become due, whether as drawer, maker, endorser, surety or otherwise.

3. Conditions. The obligation of Bank to make any Loan hereunder is subject to the performance by Undersigned of its obligations to be performed hereunder and under the other Credit Documents on or before the date of such Loan and to the satisfaction of the following further conditions: (a) The representations and warranties contained herein and in the other Credit Documents shall be true on and as of the date of each Loan hereunder with the same effect as though made on and as of each such date; on each such date no "Event of Default" shall have occurred and be continuing or exist or shall occur or exist after giving effect to the Loan to be made on such date; and any request for borrowing under Section 3(b) below shall constitute a certification by Undersigned to both such effects.(b) Undersigned shall have provided Bank with written notice {or telephonic notice confirmed in writing) of the proposed Loan specifying the principal amount thereof and the proposed date thereof, which notice shall be received by Bank at its designated office no later than 1:00 p.m., local time at the place where the proposed Loan is to be payable, on the date (which shall be a day on which Bank is opened for business) of such proposed Loan. Such proposed Loan shall be in an amount no less than $10,000.00. Such notice shall contain a certification as to the amounts of the then current Eligible Accounts. In the event Bank receives telephonic notice, Bank may act in reliance upon such telephonic notice, provided Bank has acted in good faith. (c) The conditions, if any, specified herein or in any Credit Document shall have been met to the satisfaction of Bank. (d) All legal details and proceedings in connection with the transactions contemplated by this Note shall be satisfactory to Bank and Bank shall have received all such counterpart originals or certified or other copies of such documents and records of proceedings in connection with such transactions, in form and substance satisfactory to Bank, as Bank may from time to time request.

4. Representations Undersigned hereby makes the following representations and warranties which shall be true and correct on the date of this Note and shall continue to be true and correct at the time of the creation of any Obligation secured hereby and until the Obligations secured hereby shall have been paid in full: (a) Undersigned's residence and/or Chief Executive Office, as the case may be, is as stated below or as otherwise stated in a subsequent written notice delivered to Bank pursuant to the terms hereof; (b) Undersigned has good and marketable title to the Collateral subject to no security interest, lien or encumbrance, except as indicated to the contrary to Bank in writing prior to the execution of this Note; (c) Undersigned has all Environmental Permits (as hereinafter defined) necessary for the conduct of its business; and (d) Undersigned is not subject to any contingent liability on account of any Environmental Law.

                                    69
5. Covenants. Undersigned covenants and agrees that until the Obligations secured hereunder have been paid in full, Undersigned shall:
(a) use the proceeds of the Loans evidenced hereby only for the purpose(s) specified to the Bank at or prior to the execution hereof; (b) not permit use of the Collateral for any illegal purposes; (c) promptly notify Bank in writing of any change in its or their Chief Executive Office; (d) not permit removal of any of the Collateral from county to county or state to state unless Bank has given written consent in advance; (e) maintain at all times good and marketable title to all Collateral, free and clear of any security interest, lien or encumbrance (except as to which Bank may grant its prior written consent pursuant to section 5(t) below), and defend such title against the claims and demands of all persons; (f) not (1) affix the Collateral or permit the Collateral to be affixed to real estate or to any other goods, (2) lease, mortgage, pledge or encumber the Collateral, (3) permit the Collateral's identity to be lost, (4) permit the Collateral to be levied upon or attached under any legal process, (5) permit or cause any security interest or lien to arise with respect to the Collateral (other than those created in this Note), or (6) except Collateral customarily sold by Undersigned in the ordinary course of business and so sold in such manner for full value, sell, consign, part with possession of, or otherwise dispose of the Collateral or any rights therein, except as Bank may grant its prior specific written consent with respect to acts or events specified in subsections (1 ), (2), (5) or (6) hereof; (g) maintain the Collateral in good condition and repair, excepting only reasonable wear and tear; pay and discharge all taxes and other levies on the Collateral, as well as the costs of repair and maintenance thereof; and furnish to Bank upon request documentary proof of payment of such taxes, levies and costs; (h) provide additional collateral at such times and having such value as Bank may request, if Bank shall have reasonable grounds for believing that the value of the Collateral has become insufficient to secure all Obligations evidenced or secured by this Note; (i) purchase and maintain policies of insurance (including flood insurance) to protect the Collateral or other property against such risks and casualties, and in such amounts, as shall be required by Bank and/or applicable law which policies shall (1) be in form and substance satisfactory to Bank, (2) designate Bank as lender loss payee and, at Bank's option, as additional insured, and (3) be (or certificates evidencing same shall be) deposited with Bank; a) provide, upon request, financial or other information, documentation or certifications to Bank (including balance sheets and income statements), all in form and content satisfactory to Bank; (k) execute, upon demand by Bank, any financing statements or other documents which Bank may deem necessary to perfect or maintain perfection of the security interest(s) created in this Note and pay all costs and fees pertaining to the filing of any financing, continuation or termination statements with regard to such security interests; (l) procure, and cause a statement of Bank's security interest to be noted on, any certificate of title issued or required by law to be issued with respect to any motor vehicle constituting part of the Collateral, and cause any such certificate to be delivered to Bank within 10 days from the later of the date of this Note or the date of the issuance of such certificate; (m) pay, upon demand, all amounts incurred by Bank in connection with any action or proceeding taken or commenced by Bank to enforce or collect this Note or protect, insure or realize upon the Collateral, including attorney's fees actually incurred by Bank and attorney's costs and all costs of legal proceedings;

                                    70
(n) immediately notify Bank if any of Undersigned's accounts arise out of contracts with the United States or any department, agency or instrumentality thereof, and execute any instruments and take any steps required by Bank in order that all moneys due and to become due under any such contracts shall be assigned to Bank and notice thereof given to the United States under the Federal Assignment of Claims Act; and (o) not violate any Environmental Law (as hereinafter defined).

6. Events of Default. The occurrence of any of the following shall constitute an "Event of Default" hereunder: (a) default in payment or performance of any of the Obligations evidenced or secured by this Note or any other evidence of liability of Undersigned to Bank; (b) the breach by any Obligor (defined as Undersigned and each surety or guarantor of any of Undersigned's liabilities to Bank, as well as any person or entity granting Bank a security interest in property to secure the Obligations evidenced hereby) of any covenant contained in the Loan Agreement, this Note, or in any separate security, guaranty or suretyship agreement between Bank and any Obligor or in any other Credit Document, the occurrence of any default hereunder or under the terms of any such agreement, or the discovery by Bank of any false or misleading representation made by an Obligor herein or in any such agreement or in any other information submitted to Bank by any Obligor; (c) with respect to any Obligor (1) death or incapacity of any individual or general partner; or (2) dissolution of any partnership or corporation; (d) any assignment for the benefit of creditors by any Obligor; (e) insolvency of any Obligor; (f) the filing or commencement of any petition, action, case or proceeding, voluntary or involuntary, under any state or federal law regarding bankruptcy, insolvency, reorganization, receivership or dissolution, including the Bankruptcy Reform Act of 1978, as amended by or against any Obligor; (g) default under the terms of any lease of or mortgage on the premises where any Collateral is located; (h) garnishment, attachment or taking by governmental authority of any Collateral or other property of the Undersigned which is in Bank's possession; (i) a determination by Bank, which determination shall be conclusive if made in good faith, that a material adverse change has occurred in the financial or business condition of Undersigned; (j) the maturity of any life insurance policy held as collateral for this Note by reason of the death of the insured or otherwise; (k) the revocation, termination, cancellation, denial of liability, or the attempt of any of the foregoing by any Obligor of any obligation or liability whatsoever of the Obligor to the Bank, including without limitation any security, guarantee or suretyship agreement; or (l) default by Undersigned in the payment of any indebtedness of Undersigned or in the performance of any of Undersigned's obligations (other than indebtedness or obligations evidenced by this Note or any other evidence of liability of Undersigned to Bank) and such default shall continue for more than any applicable grace period.

7.     Acceleration; Remedies. Upon the occurrence of any Event of
Default: (a) Bank's obligation to make Loans under the Line of Credit shall terminate; (b) all amounts due under this Note, including the unpaid balance of principal and interest hereof, shall become, at the option of Bank, immediately due and payable, without any demand or notice whatsoever; (c) Undersigned shall, upon demand by Bank, assemble the Collateral and promptly make it available to Bank at any place designated

                                    71
by Bank which is reasonably convenient to both parties; (d) Bank may immediately and without demand exercise any of its rights and remedies granted herein, under applicable law, or which it may otherwise have, against the Undersigned, the Collateral, or otherwise; and (e) Bank may, without notice or process of any sort, peaceably enter any premises where any vehicle constituting a part of the Collateral is located and take possession, retain and dispose of such vehicle and all property located in or upon it. Bank shall have no obligation to return any property not constituting Collateral found in any such vehicle unless Bank actually receives Undersigned's written request therefore specifically describing such property within 72 hours after repossession thereof. Notwithstanding any provision to the contrary contained herein, upon the occurrence of an Event of Default as described in Section (6)(f) hereof, all amounts due under this Note shall become immediately due and payable, without any demand, notice, or further action by Bank whatsoever, and an action therefore shall immediately accrue.

8. Bank's Rights. Undersigned hereby authorizes Bank, and Bank shall have the continuing right, at its sole option and discretion, to: (a) do anything which Undersigned is required but fails to do hereunder, and in particular Bank may, if Undersigned fails to do so, (1) insure or take any reasonable steps to protect the Collateral, (2) pay all taxes, levies, expenses and costs arising with respect to the Collateral, or (3) pay any premiums payable on any policy of insurance required to be obtained or maintained hereunder, and add any amounts paid under this
Section 8(a) to the principal amount of the indebtedness secured by this Note; (b) direct any Insurer to make payment of any insurance proceeds, including any returned or unearned premiums, directly to Bank, and apply such moneys to any Obligations or other amounts evidenced or secured hereby in such order or fashion as Bank may elect; (c) inspect the Collateral at any reasonable time; (d) pay any amounts Bank elects to pay or advance hereunder on account of insurance, taxes, or other costs, fees or charges arising in connection with the Collateral, either directly to the payee of such cost, fee or charge, directly to Undersigned, or to such payee(s) and Undersigned jointly; and (e) pay the proceeds of the Loans evidenced by this Note to any or all of the Undersigned individually or jointly, or to such other persons as any of the Undersigned may direct.

9. Miscellaneous Provisions. (a) Bank shall be entitled to exercise any right notwithstanding any prior exercise, failure to exercise or delay in exercising any such right. (b) Bank shall retain any security interest previously granted to secure repayment of the indebtedness evidenced hereby. (c) If any provision hereof shall for any reason be held invalid or unenforceable, no other provision shall be affected thereby, and this Note shall be construed as if the invalid or unenforceable provision had never been a part of it. The descriptive headings of this Note are for convenience only and shall not in any way affect the meaning or construction of any provision hereof. (d) The rights and privileges of Bank contained in this Note shall inure to the benefit of its successors and assigns, and the duties of Undersigned shall bind all successors and assigns, (e) This Note shall in all respects be governed by the laws of Pennsylvania (except to the extent that federal law governs), and all references to the Uniform Commercial Code shall be deemed to refer to the Uniform Commercial Code as enacted

                                    72
in such state. (f) Undersigned hereby irrevocably appoints Bank and each holder hereof as Undersigned's attorney-in-fact to: (1) endorse Undersigned's name to any draft or check which may be payable to Undersigned in order to collect the proceeds of any insurance or any returned or unearned premiums in respect of any policies of insurance required to be maintained hereunder; and (2) take any action Bank deems necessary to perfect any security interest granted to Bank herein, including executing any document on Undersigned's behalf. (g) Undersigned shall bear the risk of loss of, damage to, or destruction of the Collateral, and Undersigned hereby releases Bank from all claims for loss or damage to the Collateral caused by any act or omission on the part of Bank, except for willful misconduct. (h) Copies or reproductions of this document or of any financing statement may be filed as a financing statement.

10. Definitions. As used herein (a) "account", "chattel paper", "contract right", "document", "instrument", and "inventory" have the same respective meanings given to those terms in the Uniform Commercial Code; "general intangibles" has the meaning given to that term in the Uniform Commercial Code, including without limitation, customer lists, books and records (including without limitation, all correspondence, files, tapes, cards, book entries, computer runs, computer programs and other papers and documents, whether in the possession or control of Undersigned or any computer service bureau), rights in franchises and sales contracts, patents, copyrights, trademarks, logos, goodwill, trade names, label designs, royalties, brand names, plans, blueprints, inventions, patterns, trade secrets, licenses, jigs, dies, molds, and formulas; (b) "Chief Executive Office" means the place from which the main part of the business operations of an entity is managed; (c) "Eligible Accounts" shall be defined as trade accounts receivable created or acquired by Undersigned in the ordinary course of business, aged no more than 90 days from date of invoice, which are and at all times continue to be acceptable to Bank and in which Bank has a Prior Security Interest at all times. Standards of acceptability shall be fixed and may be revised from time to time solely by Bank in its exclusive judgment; (d) "Environmental Law" means any federal, state or local environmental law, statute, regulation, rule, ordinance, court or administrative order or decree, or private agreement or interpretation, now or hereafter in existence, relating to the use, handling, collection, storage, treatment, disposal or otherwise of Hazardous Substances, or in any way relating to pollution or protection of the environment, including but not limited to: the Clean Air Act, 42 U.S.C. 7401 et seq.; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. 9601 et seq.; the Federal Water Pollution Control Act, 33 U.S.C. 1251 et seq.; the Hazardous Material Transportation Act, 49 U.S.C. 1801 et seq.; the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C. 136 et seq.; the Resource Conservation and Recovery Act of 1976, 42 U.S.C. 6901 et seq.; the Toxic Substances Control Act, 15 U.S.C. 2601 et seq.; all as amended; (e) "Environmental Permits" mean any federal, state or local permit, license or authorization issued under or in connection with any Environmental Law; (f) "Hazardous Substances" means petroleum and petroleum products, radioactive materials, asbestos or any materials or substances defined as or included in the definition of "hazardous wastes," "hazardous substances," "hazardous materials," "toxic substances," "hazardous air pollutants," and "toxic pollutants," as those

                                    73
terms are used in any Environmental Law; (g) "Prior Security Interest" shall be defined as an enforceable, perfected security interest (under the Uniform Commercial Code), which interest is senior and prior to all liens (including without limitation all security interests, pledges, bailments, leases, mortgages, conditional sales and title retention agreements, charges, claims, encumbrances, judgments, levies and all other types of liens whatsoever); (h) "Undersigned" refers to Houze Glass Corporation.

Capitalized terms not defined in this Note shall have the meanings set forth in the Loan Agreement.

11. Confession of Judgment. Upon the occurrence of any Event of Default, Undersigned hereby empowers any attorney of any court of record or the clerk of any state or federal court of record in the United States of America to appear for Undersigned and to confess judgment as often as necessary against Undersigned in favor of the holder hereof, as of any term, for the above sum plus interest due under the terms hereof, together with costs of legal proceedings which are actually incurred and attorney's fees incurred by Bank, with release of all errors. Undersigned waives all laws exempting real or personal property from execution.

Witness the due execution hereof, under seal, intending to be legally bound this 20th day of April, 2000

Attest:                                Houze Glass Corporation
/s/David M. Weimer                     /s/John Sanford, President
                                       Address: 902 South Main St
                                       Point Marion, PA 15474

                                       Mellon Bank, N.A.
                                       /s/Patricia L. Matthews
                                       Address: 6400 Steubenville Pike
                                       Pittsburgh, PA  15205






















                                    74
Exhibit 10.5
-------------
      ASSET PURCHASE AND CONTRIBUTION AGREEMENT

THIS ASSET PURCHASE AND CONTRIBUTION AGREEMENT (the Agreement) is made and entered into as of this 7th day of November, 2000 and is by and between EMPLOYMENT SOLUTIONS, INC., a South Carolina corporation (Seller), Marion L. Eadon (Eadon), and EMPLOYMENT SOLUTIONS ACQUISITION, LLC, a South Carolina limited liability company (Buyer) or its assigns.


      WITNESSETH

Seller is a South Carolina corporation with its principal place of business at 3805 Highway 72-221 East, Greenwood, South Carolina and is engaged in the business of providing temporary and permanent employees. Eadon is the owner of 1,000 shares of common stock in the Seller, which constitutes all of the issued and outstanding shares of the Seller.

Buyer is a South Carolina limited liability company that was formed by Wilson Brothers USA, Inc. and William C. Sanford (Sanford).

Seller and Buyer desire to engage in a joint venture whereby Seller transfers its entire business to Buyer in exchange for cash and 49% membership interest in Buyer. It is the parties intent that such transfer shall be a capital contribution pursuant to Section 731 of the Internal Revenue Code. A copy of the Articles of Organization and proposed Operating Agreement of Buyer is attached as Exhibit A and incorporated herein.

In consideration of the foregoing recitals, the covenants and agreements contained herein, including, but not limited to, the payments herein described, and other good and valuable consideration, the full receipt and sufficiency of which is hereby acknowledged by each of the parties hereto, the parties agree as follows.

      ARTICLE  1
      Transfer of Assets

1.1   Transfer of Assets; Liabilities.

1.1.1 Transfer of Assets to Buyer by Seller. Upon and subject to the terms and conditions stated in this Agreement, on the Closing Date (as herein defined), Seller shall convey, transfer and deliver to Buyer and Buyer shall acquire from Seller all of the assets and properties of Seller, including, without limitation, rights under contracts and leases, personal property, software, equipment, computers, customer lists and related information, intangibles, and goodwill. The rights, assets, property and business of Seller to be transferred to Buyer pursuant to this Article 1 are hereinafter referred to as the Contributed Assets. The Contributed Assets shall include, without limitation, the following:

(a) Tangible Personal Property. All equipment, vehicles (including all rolling stock), furniture, fixtures, office materials and supplies, and other tangible personal property of every kind and description owned or

                                    75
held as of the date of this Agreement by Seller and used or useful in connection with its business and operations, including, without limitation, those shown on Schedule 1.1.1(a), attached hereto and incorporated herein, and any additions, improvements, replacements and alterations thereto made on or before the Closing Date.

(b)   Contracts.  All contracts entered into by Seller set forth on
Schedule 1.1.1(b) attached hereto and incorporated herein (such Schedule 1.1.1(b) shall specify those contracts the assignment of which requires the consent of any third party); provided, however, that Buyer shall assume and does hereby assume, only those contracts set forth on Schedule 1.1.1(b). As used in this Agreement contract means any agreement, arrangement,lease, commitment or understanding, written or oral, express or implied, to which the Seller is a party or is bound.

(c) Trademarks, Company Name, etc. All trademarks, trade secrets, and other intangible personal property, including Seller's company names or trade names. The change of Seller's official name (in order to make the name Employment Solutions fully available to Buyer) will be undertaken by a duly adopted resolution and charter amendment immediately after the Closing.

(d) Files and Records. All files, correspondence and other records of Seller relating to the business and operations of Seller. Buyer will maintain such files and records, and will provide Seller with reasonable access to the files and records.

(e)   Goodwill.  All of Seller's goodwill and going concern value.

(f)   Prepaid Items.  All prepaid expenses and taxes expended by Seller.

(g) Non-competition. Eadon shall not, directly or indirectly, except as an employee or Member of Buyer, own, manage, operate, join, control, or participate in the ownership, management operations, or control or be connected in any manner with the business of placing or staffing employees on a temporary or permanent basis for a period of five (5) years following the Closing Date in the State of South Carolina (territory). In addition, Eadon shall not solicit the customers of the business within such territory nor solicit for hire any employee of Seller. In the event of any actual or threatened breach of this provision, Buyer shall be entitled to an injunction restraining Seller. Buyer shall also be permitted to pursue any other remedy available for such breach or threatened breach, including to recovery of damages from Seller. If at the time of enforcement of this covenant not to compete, a court holds that the duration, scope or area restrictions stated herein are unreasonable under the circumstances then existing, the parties hereto agree that the maximum duration, scope or area reasonable under such circumstances shall be substituted for the stated duration, scope or area.

1.1.2 Excluded Assets. The following assets of the business shall be excluded from the Contributed Assets and retained by Seller, to the extent such Excluded Assets remain in existence on the Closing Date:



                                    76
(a)  Cash, Short-Term Investments.  All cash and short-term investments.

(b) Certain Assets of Employees Benefit Plans. Pension, profit sharing or savings plans and trusts and the assets thereof, if any.

(c)  Accounts Receivable.  All accounts receivable.

1.1.3 No Assumption of Liabilities.

(a) The Contributed Assets shall be sold and conveyed to Buyer free and clear of all liabilities, obligations, liens, security interests and encumbrances.

(b) Seller will pay all of its own payroll, salary, commissions, payroll taxes, or other taxes accrued through the Closing Date and the same shall not be assumed by Buyer.

(c) Buyer does not assume any accounts payable or other liabilities of Seller.

1.1.4 Collection and Remittance of Accounts Receivable. After the Closing Date, Buyer shall cooperate with and assist Seller in the collection of accounts receivable of the Seller. To the extent that Buyer receives any payments toward such accounts receivables after the Closing Date, Buyer shall promptly endorse (if necessary) and remit such payments to Seller. Such cooperation and assistance by Buyer to Seller in the collection of accounts receivables shall not extend to the retention of counsel or any collection agency, nor to the institution of litigation.

1.2 Consideration. In consideration of Seller's performance of this Agreement and the transfer and delivery of the Contributed Assets to Buyer, Buyer shall: (i) deliver an earnest money deposit of $25,000 to Seller's broker at the time of the execution of this Agreement, said earnest money to be delivered to Seller at Closing; (ii) pay Seller Two Million One Hundred Seventy-five Thousand Dollars ($2,175,000) in cash or certified funds at Closing, net of payment to Seller's creditors to clear title to the Contributed Assets and (iii) issue a 49% membership interest in Buyer to Seller subject to Seller executing the Operating Agreement of Buyer in substantially the same form as attached Exhibit A, incorporated herein by this reference.

1.3 The Closing. Subject to satisfaction of the conditions set forth in Article 5, the closing of the transactions contemplated by this Agreement (the Closing) will be take place at 11:00 a.m. at the offices of Grant, Kuyk & Rogers on December 29, 2000 (the Closing Date). At the Closing, each party shall execute and deliver to the other party instruments of conveyance or assumption as may be required by this Agreement and which shall be in form and substance satisfactory to the other party and its counsel.

1.4 Allocation of Purchase Price. Buyer and Seller agree on an allocation of the Purchase Price among the Contributed Assets, using the allocation method required by '1060 of the Internal Revenue Code of 1986, as amended and the regulations there under. Such allocation shall be as

                                    77
set forth on the applicable IRS form and attached hereto as Schedule 1.4, and incorporated herein. Seller and Buyer each agree to report the federal, state and local income and other tax consequences of the transactions contemplated herein, and in particular to report the information required by Code Section 1060(b), in a manner consistent with such allocation and will not take any position inconsistent therewith upon examination of any tax return, in any refund claim, in any litigation, investigation or otherwise.

      ARTICLE  2
      Representations and Warranties of Seller and Eadon

Seller and Eadon, jointly and severally, hereby represent and warrant to Buyer as follows:

2.1 Organization and Standing. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of South Carolina. Seller is duly licensed and authorized to do business in the state of South Carolina. There is no other jurisdiction in which the Seller has any facility or office by reason of which such licensing or qualification is otherwise required. Seller has full company power to carry on its business as such business is now being conducted, to own and operate the Contributed Assets, and to enter into and complete the transactions contemplated by this Agreement.

2.2 Financials. Seller has delivered to Buyer copies of Seller's tax returns and Eadons tax returns for the fiscal years ended December 31, 1997, through December 31, 1999. The tax returns are correct and complete and were prepared in accordance with the books and records of the Seller. The tax returns of Seller fairly present the assets and liabilities of the Seller as of the respective dates. Since December 31, 1999, and except as shown on interim financial statements for the interim periods delivered to Buyer there has not been:

2.2.1 Any change in the financial condition, assets, or liabilities of the Seller other than changes in the ordinary course of business, none of which, either singularly or in the aggregate, has been materially adverse;

2.2.2 Any damage, destruction or loss (whether or not covered by insurance) materially adversely affecting Seller's business;

2.2.3 Except as set forth on Schedule 2.2.3, any increase in the compensation payable or to become payable by the Seller to any of its employees or agents, or any bonuses, payment or arrangement made to or with any of the above other than ordinary or routine merit increases or promotions of employees;

2.2.4 Any event or combination of events of any character, including labor trouble, materially adversely affecting the business of the Seller; or

2.2.5 Any expiration, termination or cancellation of any material contracts or arrangements of the Seller.


                                    78
Except as set forth on the tax returns on Schedule 2.2, the Seller does not have any liabilities that are material to its business, assets, operations, properties or prospects, either accrued or unaccrued, absolute or contingent, or otherwise.

2.3 Conditions and Adequacy of Assets. Except as otherwise disclosed to Buyer in writing at the Closing, the tangible assets included in the Contributed Assets, are in good operating condition and repair, reasonable wear and tear in ordinary usage excepted, and such assets are sufficient to run the business of Seller in the manner heretofore conducted by Seller.

2.4 Absence of Change. Except as disclosed in writing to Buyer by Seller, since December 31, 1999, (i) the business has been operated in the ordinary course in a manner consistent with past practice and (ii) there has been any change in the operations, properties, assets or condition, financial or otherwise, or the business other than changes, none of which, individually or in the aggregate, has been materially adverse to the business.

2.5   Insurance and Bonds.  Attached hereto, made part hereof and marked
Schedule 2.5 is a true and correct schedule listing all policies of insurance and all surety and other bonds to which Seller is now a party. Such policies provide adequate coverage in adequate amounts to insure the assets or Seller and the risk of Seller's business in accordance policies and bonds which are now in effect shall continue to remain in full force and effect through the Closing Date in accordance with their respective terms. Seller shall assist Buyer in transferring Seller's experience ratio for unemployment and worker's compensation purposes.

2.6   Contracts.

(a) Schedule 2.6(a) contains a complete list of all contracts, agreements and understandings that are necessary to conduct the business of Seller as currently conducted. Provided that any requisite consent to the assignment thereof to Buyer has been obtained, each of the contracts and leases constituting part of the Contributed Assets that is in effect on the Closing Date and is assigned to and assumed by Buyer on the Closing Date will be valid and in full force and effect and there will be at that time no default by either party thereto in existence or continuing with respect thereto. To the best knowledge of Seller, no facts exist which with the passage of time or the giving of notice or both will constitute an event of default there under. Seller has provided Buyer with access to true and complete copies of all of the contracts and leases listed in Schedule 1.1.1(b).

(b) In the event that any requisite consent to the transfer of any contract hereunder cannot be obtained, any contract for the products or services normally performed by Seller shall be serviced and completed by Buyer as subcontractor in the name of Seller with the profit or loss thereon to be deemed the profit or loss of Buyer. The completion of any such contract on the auspices of or in the name of Seller shall be without additional consideration to Seller except Seller shall be reimbursed for any costs associated therewith. Representation and


                                    79
warranties of Seller herein with respect to the absence of any default under any contract assumed by Buyer hereunder shall not apply to a default caused by the assignment to Buyer of any contract hereunder without the requisite consent to the transfer thereof.

2.7 Litigation. Except as set forth on Schedule 2.7: (i) Seller has not been operating under or subject to, or in default with respect to, any order, writ, injunction or decree of any court or federal, state, municipal or other governmental department, commission, board, agency or instrumentality, foreign or domestic; (ii) Seller has not received any inquiry, written or oral, from any federal, state or local agency concerning any of its operations or business during the 24-month period prior to the date of this Agreement; and (iii) there is no litigation pending by or against, or to Seller's knowledge threatened against, Seller relating to or affecting any of the Contributed Assets.

2.8 Compliance with Laws. Seller has substantially complied with all laws, regulations and orders applicable to it, and the current uses by Seller of the Contributed Assets do not violate any such laws, regulations or orders.

2.9 No Violation. The consummation by Seller of the transactions contemplated hereby is not an event which, of itself or with the giving of notice or the passage of time or both, constitutes a violation of or will conflict with or result in any material breach of or any default under, the terms, conditions or provisions of any judgment, law or regulation to which Seller or the Contributed Assets are subject, or Seller's charters or bylaws, or of any agreement or instrument to which Seller is a party or by which it is bound.

2.10 Brokers. Seller shall be solely responsible for the payment of any valid claim against any of the parties to this Agreement for a commission or brokerage fee in connection with this Agreement or the transactions contemplated hereby as a result of any agreement, understanding or action by Seller. Except as to Calhoun Company, there is no broker involved in this transaction.

2.11 Employee Relations. Except as shown on Schedule 2.11, there are no labor disputes or proceedings pending or, to the best knowledge of Seller, threatened between Seller and any of the employees and the Seller have no collective bargaining units representing any of its employees. The Seller is in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours.

2.12 Company Action. All company actions and proceedings necessary to be taken by or on the part of Seller in connection with the transactions contemplated by this Agreement and necessary to make the same effective have been duly and validly taken, or will have been taken on or before the Closing Date, and this Agreement has been duly and validly authorized, executed and delivered by Seller and constitutes a valid and binding agreement, enforceable in accordance with and subject to its terms.



                                    80
2.13 Instruments of Conveyance: Good Title. The instruments to be executed by Seller and delivered to Buyer at the Closing, conveying the Contributed Assets to Buyer, will transfer good, marketable title to the Contributed Assets, free and clear of all liabilities, obligations, liens and encumbrances.

2.14 Taxes. Seller has properly and accurately completed and duly filed in correct form with the appropriate United States, state and local governmental agencies, all tax returns and reports required to be filed; such returns and reports are accurate and complete; and Seller has paid in full or made adequate provisions on its financial statements for all taxes, interest, penalties, assessments or deficiencies shown to be due on such tax returns and reports or claimed to be due by any taxing authority or otherwise due and owing, including without limitation, those due in respect of properties, income, franchises, licenses, sales and payrolls. Seller has not executed or filed with the Internal Revenue Service or any taxing authority, domestic or foreign, any agreement or other document extending or having the effect of extending, the period for assessment or collection of any taxes. Seller is not a party to any pending action or proceeding, nor to the best knowledge of Seller is any such action or proceeding threatened, by any governmental authority for assessment or collection of taxes and no claim for assessment or collection of taxes have been asserted against Seller nor has Seller been notified by any governmental authority that an audit or review of any tax matter is contemplated. There are no tax liens (other than liens for taxes for current and subsequent years which are not yet due and delinquent) upon any properties or assets of Seller, whether real, personal, or fixed, tangible or intangible.

2.15 Pension and Other Employee Plans and Agreements. Seller expressly acknowledges and agrees that Buyer shall neither assume nor bear any responsibility for any obligation with regard to vacation, including accrued vacation (if any), or any employee pension, profit sharing, insurance, bonus plans or other benefit plans of Seller. Buyer will not be required to assume any liability (past or future) in connection with any such plans, all of which shall be terminated as of the Closing Date without liability to Buyer.

2.16 Insider Contracts. There are no contracts, agreements, purchase orders, commitments, leases, understandings or arrangements, including loan arrangements, between Seller and any of its officers, directors, or shareholders, or any related or affiliated person, corporation or other entity except as set forth on Schedule 2.16, attached hereto and incorporated herein.

2.17 Change of Name of Seller. Seller shall, on the Closing Date, file the necessary documents with the Secretary of State of the State of South Carolina and take other required action, if any, to change its name to a name substantially dissimilar to EMPLOYMENT SOLUTIONS, INC.

2.18 Injuries. Except as set forth on Schedule 2.18, attached hereto and incorporated herein, Seller has no knowledge of any employee injury occurring prior to the Closing Date that may give rise to a claim, action or suit for lost wages, unemployment, physical impairment, worker's compensation or disability. Details of any incidents giving rise to any

                                    81
such claim, action or suit are contained in the files pertaining to the employees listed on said Schedule 2.18.

2.19 No Undisclosed Information. Except as disclosed herein or otherwise disclosed in writing to Buyer, including the Schedules and Exhibits hereto, Seller has no knowledge of, and has made no special inquiry regarding any matter or any occurrence or conditions which would likely have a materially adverse effect on the Contributed Assets. Neither this Agreement nor any document, certificate or statement furnished or to be furnished to Buyer by or on behalf of Seller in connection with the transactions provided for herein contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary in order to make the statements contained herein or therein not misleading.


      ARTICLE  3
      Representations and Warranties of Buyer

Buyer represents and warrants to Seller as follows:

3.1 Incorporation. Buyer is a limited liability company duly organized, validly existing and in good standing under the laws of the State of South Carolina. Buyer is duly licensed or qualified to do business in the State of South Carolina.

3.2 No Violation. Neither the execution and delivery of this Agreement, nor the execution and delivery of any agreement executed in connection with this Agreement, nor the consummation of the purchase of the Contributed Assets, nor the assumption of any liabilities pursuant to this Agreement is an event which, of itself or with the giving of notice or the passage of time or both, constitutes a violation of or will conflict with or result in any breach of or default under, the terms, conditions or provisions of, any judgment, law or regulation, or Buyer's articles of incorporation or bylaws, or any agreement or instrument to which Buyer is a party or by which it is bound.

3.3 Corporate Action. All company actions and proceedings necessary to be taken by or on the part of Buyer in connection with the transactions contemplated by this Agreement and necessary to make the same effective have been duly and validly taken, or will have been taken on or before the Closing Date, and this Agreement has been duly and validly authorized, executed and delivered by Buyer and constitutes its valid and binding agreement, enforceable in accordance with and subject to its terms.

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



                                    82
3.5 Confidentiality. Buyer acknowledges that Seller possesses confidential business information and that Seller has agreed to divulge such information to Buyer in connection with Buyer's investigation of the Contributed Assets. Buyer agrees not to divulge any such confidential information to any third party except financial and legal advisors and not to use the same for any purpose if the transactions contemplated by this Agreement are not consummated.

3.6 Brokers. There is no broker or finder or other person who would have any valid claim against Buyer for a commission or brokerage fee in connection with this Agreement or the transactions contemplated hereby as a result of any agreement, understanding or action by Buyer.

      ARTICLE  4
      Covenants

4.1 Conduct of the Business Pending the Closing. Seller hereby covenants that, from the date hereof to and including the Closing Date, unless Buyer shall otherwise agree or as otherwise contemplated by this
Agreement:

(a) the business shall be conducted in the ordinary and usual course, in a manner consistent with past practice; and

(b) as to the Contributed Assets, except in the ordinary course of business consistent with past practice, the Seller shall not (i) make any capital expenditures prior to the Closing Date nor make any commitment to make any capital expenditures after the Closing Date individually in excess or $10,000 or in the aggregate in excess or $20,000; (ii) dispose of any capital assets with a book value, individually or in the aggregate, in excess of $5,000 or encumber any or its capital assets;
(iii) incur, or guarantee or otherwise become liable for, any indebtedness for borrowed money; (iv) amend any of its material contracts; or (v) enter into any new employee benefit plan, program, program or arrangement or grant any increases in employee compensation not to exceed $5,000 in the aggregate (annualized). All operations of Seller not in the ordinary course of business incurred from the date hereof until the Closing requiring a commitment in excess of $5,000 shall be reviewed with Buyer prior to any actions of Seller with respect thereto.

4.2 Access to Information. Prior to the Closing Date, Seller (i) will give Buyer and its respective authorized representatives reasonable access to all offices and other facilities, and to all books and records or the business, (ii) will permit Buyer and all such persons to make such inspections as they may reasonably request and (iii) will cause its officers to furnish Buyer and all such persons with such financial and operating data and other information with respect to the Contributed Assets and the business as they may from time to time reasonable request.

4.3 Negative Covenants of Seller. Seller covenants and agrees that from and after the date hereof, and through the Closing Date, Seller will not, except with the prior written consent of Buyer:


                                    83
(a) Mortgage, pledge or otherwise encumber any of its assets, or dispose of, or make any agreement with respect to the disposition of, any of its assets except for the sale of its products in the ordinary course or business;

(b)   Waive any right of value; or

(c) Do any act or thing which under the terms and conditions of this Agreement would be in violation of any of the covenants, stipulations or agreements of Seller hereunder, or which would make any representation or warranty of Seller hereunder inaccurate or untrue as of the Closing Date.

(d) Continue to market the business for sale and will instruct Calhoun Company to discontinue its marketing efforts.

      ARTICLE  5
      Conditions to Closing

5.1 General Conditions. The obligations of each party hereto to consummate the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to this Closing of the following conditions:

No order, statute, rule, regulation, executive order, injunction, stay, decree or restraining order shall have been enacted, entered, promulgated or enforced by any court of competent jurisdiction or governmental or regulatory authority or instrumentality that prohibits the consummation of the transactions contemplated hereto.

5.2 Conditions to Obligations of Seller. The obligations of Seller to effect the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to the Closing of the following conditions:

(a) Buyer shall have performed in all material respects its obligations required under this Agreement to be performed by it at or prior to the Closing.

(b) The representations and warranties of Buyer contained herein shall be true and correct in all material respects at and as of the Closing Date as if made at and as of such time except to the extent that a different time is specifically stated in such representations and warranties.

(c)   Seller shall have received the consideration.

5.3   Conditions to Obligations of Buyer.   The obligations of Buyer to
effect the transactions contemplated by this Agreement shall be subject to the satisfaction at or prior to the Closing of the following conditions:

(a) Seller shall have performed in all material respects its obligations required under this Agreement to be performed by it at or prior to the Closing.


                                    84
(b) The representations and warranties of Seller contained herein shall be true and correct in all material respects at and as of the Closing Date as if made at and as of such time except to the extent that a different time is specifically stated in such representations and warranties.

(c) Buyer shall have completed due diligence (financial, legal or otherwise) reviews of the Seller to its sole and absolute satisfaction and that of its legal counsel.

      ARTICLE  6
      Indemnification

6.1 Indemnification of Buyer. Seller hereby expressly indemnifies and holds Buyer harmless from and against any and all damages, claims, losses, expenses, costs, obligations, and liabilities including, without limiting the generality of the foregoing, liabilities for attorney's fees and all Third Party Claims, as defined herein, and non-Third Party Claims (such items hereinafter collectively referred to as A Loss and Expense@), suffered, directly or indirectly, by Buyer by reason of, or arising out of, (i) any breach of any representation or warranty made by Seller pursuant to this Agreement, (ii) any failure by Seller to perform or fulfill any of its covenants or agreements set forth in this Agreement, or (iii) any litigation, proceeding or claim (including any claim for warranty repairs) by any third party, insofar as any of the foregoing relate in any way to Seller's business or operations on or prior to the Closing Date or Seller's liabilities not assumed by Buyer; provided, however, that Seller does not indemnify Buyer for any Loss and Expense arising from Buyer's own misconduct or gross negligence.

6.2 Indemnification of Seller. Buyer hereby expressly indemnifies and holds Seller harmless from and against any and all Loss and Expense suffered, directly or indirectly, by Seller by reason of, or arising out of, (i) any breach of any misrepresentation or warranty made by Buyer pursuant to this Agreement, (ii) any failure by Buyer to perform or fulfill any of its covenants or agreements set forth in this Agreement or any agreement executed in connection herewith or any obligations assumed by Buyer pursuant hereto, or (iii) any litigation, proceeding or claim (including any claim for warranty repairs) by any third party relating to the business as conducted by Buyer after the Closing Date or Seller's liabilities assumed by Buyer; provided, however, that Buyer does not indemnify Seller for any Loss and Expense arising from Seller's own misconduct or gross negligence.

6.3 Parties in Interest. The provisions of this Article 5 shall be binding upon, and inure solely to the benefit of, the parties to this Agreement and its respective successors and assigns. Nothing in this
Article 5 is intended to confer any right or remedy on any other party, including governmental authorities, to relieve or discharge the obligation or liability of any third party to this Agreement or to give any third party any right of subrogation or action over or against any party to this Agreement.

6.4   Procedure for Indemnification.


                                    85
6.4.1 In the event that any indemnified party receives written notice of the commencement of any action or proceeding, the assertion of any claim by a third party or the imposition of any penalty or assessment for which indemnity may be sought pursuant to this Article 6 (a Third Party Claim), such indemnified party shall promptly provide the indemnifying party with written notice of such action, proceeding, claim, penalty or assessment, and such indemnifying party shall, upon receipt of such notice, be entitled to participate in or, at the indemnifying party's option, assume the defense, appeal or settlement of such action, proceeding, claim, penalty or assessment with respect to which such indemnity has been invoked with counsel of its choosing, and such indemnified party will fully cooperate with the indemnifying party in connection therewith; provided that such indemnified party shall be entitled to employ, at its own expense, counsel to represent such indemnified party if, in such indemnified party's reasonable judgment, a conflict of interest between the indemnifying party and the indemnified party exists in respect of such claim. In the event that the indemnifying party fails to assume the defense, appeal or settlement of such action, proceeding, claim, penalty of such indemnified party, such indemnified party shall after ten (10) days written notice to indemnifying party have the right to undertake the defense or appeal of or settle or compromise such action, proceeding, claim, penalty or assessment on behalf of and for the account and risk of the indemnifying party. The indemnifying party shall not settle or compromise any such action, proceeding, claim, penalty or assessment without such indemnified party's prior written consent, which shall not be unreasonably withheld, unless the terms of such settlement or compromise release such indemnified party from any and all liability with respect to such claim. If the indemnified party has not responded within thirty (30) days of notice of the proposed settlement or compromise, the indemnifying party shall have the right to enter into such settlement or compromise.

6.4.2 Any indemnifiable claim that is not a Third Party Claim shall be asserted by written notice to the indemnifying party. If the indemnifying party does not respond to such notice within 60 days, it shall have no further right to contest the validity of such claim.

6.4.3 If rights to indemnification of a non-Third Party Claim have not been resolved within sixty (60) days after notice thereof, the issue will be determined by arbitration by three arbitrators, one of whom will be appointed by Buyer and one by Seller and the third by the other two. The arbitration shall be conducted pursuant to the commercial arbitration rules and regulations of the American Arbitration Association. The parties agree that the determination of the arbitrators shall be final and binding. In the event of such an arbitration, the parties will each bear the cost of their own legal expenses and the expenses of the arbitration shall be borne equally by the parties or as awarded by the arbitrator.

      ARTICLE 7
      Termination

7.1 Termination. This Agreement may be terminated and the transactions contemplated hereby may be abandoned at any time prior to the Closing:


                                    86
(a)   By mutual consent or Buyer and Seller;

(b) By either Buyer or Seller if the Closing shall not have occurred by December 29, 2000, unless extended by the mutual agreement of Seller and Buyer;

(c) By Buyer if any or the conditions set forth in Section 5.3 hereof become incapable of satisfaction in the discretion of Buyer.

Upon the termination of this Agreement pursuant to this Article 7, this Agreement shall forthwith become null and void and Buyer=s earnest money deposit, plus interest earned thereon, shall be immediately and fully refunded to Buyer.

      ARTICLE 8
      Miscellaneous

8.1 Expenses. Each party hereto shall bear all of its own expenses incurred in connection with the transactions contemplated by this Agreement, including, without limitation, accounting and legal fees incurred in connection therewith; provided, however, that any sales or transfer taxes arising from transfer of the Contributed Assets shall be paid by Seller and that ad valorem taxes shall be prorated between Seller and Buyer as of the Closing Date and payment shall be made as set forth in the Tax Proration Agreement on Schedule 7.1 attached hereto and incorporated herein.

8.2 Assignments. This Agreement may be assigned by Buyer, subject to security interests remaining in effect with respect to the transferred assets to any one or more corporations or partnerships designated to receive the assets of the Seller and the representations, warranties, and indemnities contained herein shall run to each such entity with respect to the assets and liabilities transferred thereto. Responsibility for Buyer's portion of representations and warranties shall be assumed by any such assignee of Buyer in addition to the undertakings of Buyer hereunder.

8.3 Further Assurances. From time to time prior to, at and after the Closing Date, Seller and Buyer will execute all such instruments and take all such actions as Buyer or Seller, being advised by counsel, shall reasonably request in connection with carrying out and effectuating the intent and purpose hereof and all transactions and things contemplated by this Agreement, including, without limitation, the execution and delivery of a bill of sale on the Closing Date.

8.4 Notices. All notices, demands an other communications that may be or are required to be given hereunder or with respect hereto shall be in writing, shall be given either by personal delivery or by certified mail, return receipt requested, or by facsimile confirmed in writing, and shall be deemed to have been given or made when personally delivered, three (3) days after the date such notice is deposited in the mail, first class postage prepaid, or when sent by facsimile confirmed in writing, charges prepaid, addressed as follows:



                                    87
8.4.1 If to Buyer:

c/o William C. Sanford
125 King Street, Suite 204
Charleston, South Carolina 29401

with a copy (which shall not constitute notice) to:

James K. Kuyk, Esquire
Post Office Box 395
Charleston, South Carolina  29402

or to such other address as Buyer may from time to time designate.

8.4.2 If to Seller:

c/o Marion L. Eadon
Post Office Box H
Manning, South Carolina 29102

or to such other address as Seller may from time to time designate.

8.5 Captions. The captions of Articles and sections of this Agreement are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

8.6 Law Governing. This Agreement shall be governed by, construed, and enforced in accordance with the laws of the State of South Carolina.

8.7 Waiver of Provisions. The terms, covenants, representations, warranties and conditions of this Agreement may be waived only by a written instrument executed by the party waiving compliance. The failure of any party at any time or times to require performance of any provision of this Agreement shall in no manner affect the right at a later date to enforce the same or to enforce any future compliance with or performance of any of the provisions hereof. No waiver by any party of any condition or the breach of any provision, term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of the breach of any other provision, term, covenant, representation or warranty of this Agreement.

8.8 Counterparts. This Agreement may be executed in several counterparts, and all counterparts so executed shall constitute one agreement, binding in the parties hereto, notwithstanding that all the parties are not signatory to the original or the same counterpart.

8.9 Entire Agreement. This Agreement, together with the schedules, exhibits and agreements executed in connection herewith, constitute the entire agreement between the parties and supersedes and cancels any and all prior agreements between them relating to the subject matter hereof, and may not be amended except in a writing signed by all of the parties hereto.


                                    88
8.10 Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, such provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision never comprised a part hereof, and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provisions, there shall be added automatically as part of this Agreement, a provision as similar in its terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

8.11 Binding Effect. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their successors and permitted assigns.

8.12 Survival. The representations, warranties, and indemnities of Buyer and Seller set forth herein shall survive the Closing Date for a period of three years, except that the representations and warranties respecting contracts assigned to and assumed by Buyer hereunder shall survive with respect to each such contract for the duration of the statute of limitations applicable to each such contract.


IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed by their duly authorized officers, all as of the day and year first above written.


Seller:

ATTEST:                             EMPLOYMENT SOLUTIONS, INC.

/s/Holly M.Saldivar                 By: /s/Marion L. Eadon
                                           Its: President

                                        /s/ Marion L. Eadon
                                    Marion L. Eadon, individually

Buyer:

ATTEST:                             EMPLOYMENT SOLUTIONS ACQUISITION, LLC

/s/Kearnan K. Tomlinson             By: /s/William C. Sanford
                                           Its: Managing Member










                                    89
ADDENDUM TO ASSET PURCHASE AND CONTRIBUTION AGREEMENT

      THIS ADDENDUM to the ASSET PURCHASE AND CONTRIBUTION AGREEMENT dated November 7, 2000 (the "Agreement") is made and entered into as of this 12 day of December, 2000 and is by and between EMPLOYMENT SOLUTIONS, INC., a South Carolina corporation ("Seller"), Marion L. Eadon ("Eadon"), and EMPLOYMENT SOLUTIONS ACQUISITION, LLC, a South Carolina limited liability company ("Buyer") or its assigns.

IT IS AGREED:

      ONE.   The parties to the Agreement hereby modify the proposed
transaction to reduce the consideration to be paid to Seller pursuant to
Section 1.2 to One Million One Hundred Fifty Thousand Dollars
($1,150,000) and to increase the membership interest Seller is to receive in Buyer to 78.7%.

      TWO.   The Closing Date is changed to January 12, 2001 and the
reference date in Section 7.1 (b) is changed to January 12, 2001.

      All other provisions of the Agreement are hereby reaffirmed. The Operating Agreement of the Buyer (Exhibit A to the Agreement), as amended to reflect the changes noted above, is attached hereto.
IN WITNESS WHEREOF, the parties have caused this Addendum to be duly executed by their duly authorized officers, or individually, all as of the day and year first above written. The parties agree that a facsimile copy showing the signature of the appropriate party shall constitute an original and be binding on the signatory thereto.


Seller:

Witness:                           EMPLOYMENT SOLUTIONS, INC.

/s/Holly M.Saldivar                By: /s/Marion L. Eadon
                                         Its: President

                                       /s/ Marion L. Eadon
                                   Marion L. Eadon, individually

Buyer:

Witness:                           EMPLOYMENT SOLUTIONS ACQUISITION, LLC

/s/Frank Zanin                     By: /s/William C. Sanford
                                         Its: Managing Member










                                    90
SECOND ADDENDUM TO ASSET PURCHASE AND CONTRIBUTION AGREEMENT

THIS SECOND ADDENDUM to the ASSET PURCHASE AND CONTRIBUTION AGREEMENT dated November 7, 2000 (the "Agreement") is made and entered into as of this 12th day of January, 2001 and is by and between EMPLOYMENT SOLUTIONS, INC., a South Carolina corporation ("Seller"), Marion L. Eadon ("Eadon"), and EMPLOYMENT SOLUTIONS ACQUISITION, LLC, a South Carolina limited liability company ("Buyer") or its assigns.

IT IS AGREED:

ONE.    The Closing Date is changed to January 19, 2001 and the reference date in Section 7.1 (b) is changed to January 19, 2001.

All other provisions of the Agreement are hereby reaffirmed.  The
Operating Agreement of the Buyer (Exhibit A to the Agreement), as amended to reflect the changes noted above, is attached hereto.

IN WITNESS WHEREOF, the parties have caused this Second Addendum to be duly executed by their duly authorized officers, or individually, all as of the day and year first above written. The parties agree that a facsimile copy showing the signature of the appropriate party shall constitute an original and be binding on the signatory thereto.



Seller:

Attest :                           EMPLOYMENT SOLUTIONS, INC.

/s/Richard Homes                   By: /s/Marion L. Eadon
                                         Its: President

                                       /s/ Marion L. Eadon
                                   Marion L. Eadon, individually

Buyer:

Attest:                            EMPLOYMENT SOLUTIONS ACQUISITION, LLC

/s/Frank Zanin                     By: /s/William C. Sanford
                                         Its: Managing Member














                                    91
Exhibit 10.6
-------------
OPTION AGREEMENT

Option to purchase a 78.7% Membership Interest in Employment Solutions Acquisition, LLC

JANUARY 19, 2001

      For value received, Employment Solutions, Inc., a South Carolina corporation, (the "Corporation"), and its successors and assigns, grants the following option rights to the Sanford ESI, LLC and Wilson Brothers USA, Inc., or their assigns (together the "Optionee"):

      Issue. Upon tender to the Corporation (as defined in paragraph (e) hereof), the Corporation shall transfer and assign to Optionee the Membership Interest specified in paragraph (b) hereof.

      Membership Interest.

             -78.7% Membership Interest in Employment Solutions
Acquisition, LLC allocated to Optionee as follows:
            - 55.09% Membership Interest to Wilson Brothers USA, Inc.
            - 23.61% Membership Interest to Sanford ESI, LLC

      Exercise price. The exercise price of this Option, the price at which the Membership Interest purchasable upon exercise of this Option may be purchased, is $65,306 per 1% Membership Interest. The Option must be exercised in at least $1,000,000 purchase price increments. For example, a 15.31% Membership Interest of the Corporation could be purchased for $1,000,000 by Optionee.

      Exercise period. This Option must be exercised, in whole or in part and from time to time, on or before a day that is three years after the date first written above ("Exercise Period"). If not exercised during this period, this Option and all rights granted under this Option shall expire and lapse.

      Tender. The exercise of this Option must be accomplished by actual delivery of the Exercise Price in cash, certified check, or official bank draft in lawful money of the United States of America, and by actual delivery of a duly executed exercise form, a copy of which is attached to this Option as Exhibit "A" properly executed by the owner of this Option, and by surrender of this Option. The payment and exercise form must be delivered, personally or by mail, to the offices of the Employment Solutions, Inc. at P. O. Box H, Manning, South Carolina 29102. Documents sent by mail shall be deemed to be delivered when sent by first class mail.
      (f) As a condition to receiving payment under this Option, Corporation and its principal, Marion L. Eadon, shall execute a non-competition agreement with Employment Solutions Acquisition, LLC in substantially the same form as in his Employment Agreement with Employment Solutions Acquisition, LLC.



                                    92
      (g) Corporation shall be solely responsible for the payment of a six percent commission or brokerage fee to Calhoun Company in connection with the transactions contemplated hereby as a result of a listing agreement by Seller with Calhoun Company, and such fee or commission shall be paid from the proceeds of any option exercise.

THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE. THIS OPTION MAY NOT BE SOLD, OFFERED FOR SALE OR TRANSFERRED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY APPLICABLE STATE SECURITIES LAWS, OR AN OPINION OF COUNSEL SATISFACTORY IN FORM AND SUBSTANCE TO COUNSEL FOR THE COMPANY THAT THE TRANSACTION WILL NOT RESULT IN A VIOLATION OF FEDERAL OR STATE SECURITIES LAWS.

      IN WITNESS WHEREOF, the parties have signed this Option by its duly authorized officers this 19th day of January, 2001.

                                    Employment Solutions, Inc.

                                    By /s/Marion L. Eadon
                                          Its President

                                    Wilson Brothers USA, Inc.

                                    By /s/John Sanford
                                          Its President

                                    Sanford ESI, LLC

                                    By /s/William C. Sanford
                                          Its Manager

























                                    93
EXHIBIT A



EXERCISE OF OPTION




      I hereby exercise my right to purchase from Employment Solutions, Inc. a ________% membership interest in Employment Solutions Acquisition, LLC, its successors and assigns, as referenced and per the terms of the option agreement dated January___, 2001.





      Dated: ___________
      ______________________________




































                                    94
Exhibit 10.7
STATE OF SOUTH CAROLINA )
                               )    PROMISSORY NOTE
COUNTY OF CHARLESTON    )           LINE OF CREDIT



$ 300,000.00     Dated: March 1, 2001




      FOR VALUE RECEIVED, the undersigned promises to pay to the order of Blind John, LLC, a South Carolina limited liability corporation, at Charleston, South Carolina, in lawful money of the United States of America, the principal sum of THREE HUNDRED THOUSAND ($300,000.00) DOLLARS, with interest thereon at the rate of eleven percent (11%) per annum, with the principal and interest payable on October 1, 2001. The undersigned shall have the option to receive all or any portion of the stated principal amount from time to time during the term of this note, provided cumulative total of principal sums advanced pursuant to this Note shall not exceed the stated principal amount of this loan. The undersigned shall pay an origination fee of $12,500 to the holder upon maturity of this note. There shall be no penalty for prepayment.

      If default be made in the payment of this note or in the performance of or compliance with any of the covenants and conditions of the mortgage or any other instrument securing this note, then in any of said events, said principal sum with all accrued interest thereon shall become at once due and payable at the option of holder thereof and be collectible without further notice. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default.

      If this note be placed in the hands of any attorney for collection after the same shall for any reason become due, or if collected by legal proceedings or through the probate or bankrupt courts, or under foreclosure proceedings under the mortgage securing this note, then all cost of collection, including a reasonable sum for attorney's fees shall be added hereto as attorney's fees secured and collectible as the principal hereof.

      If default be made in the payment of this note, then said principal sum with all accrued interest thereon shall become at once due and payable at the option of holder thereof and be collectible without further notice. Failure to exercise this option shall not constitute a waiver of the right to exercise the same in the event of any subsequent default.

      The undersigned expressly agrees to remain and continue bound for the payment of the principal and interest provided for by the terms of this note notwithstanding any extension or extensions of the time of, or for the payment of said principal or interest, or any change or changes in the amount or amounts agreed to be paid under and by virtue of the obligation to pay provided for in this note, or any change or changes by

                                    95
way of release or surrender of any collateral held as security for this note and waive all and every kind of notice of such extension or extensions, change or changes and agree that the same may be made without the joinder of the undersigned.

      Presentment, protest, and notice are hereby waived.


      IN WITNESS WHEREOF, this note has been duly executed and delivered by the undersigned as of March 1, 2001.




                                    WILSON BROTHERS USA, INC.
Witness:


/s/ Frank Zanin                     By:/s/ John Sanford
                                    Its:President








                                    96
Exhibit 11.1

                 Wilson Brothers USA, Inc. and Subsidiaries
       Computation of Earnings (Loss) per Common and Equivalent Share
                     Five Years Ended December 31, 2000
                  (In thousands, except per share amounts)

                                    2000    1999    1998    1997    1996
                                    ----    ----    ----    ----    ----
Income (loss) from
   continuing operations            $930    $249   $(290)   $497    $(58)
Add: Interest on convertible
     note payable                     --       *       *     125       *
                                    ----    ----    ----    ----    ----

     Adjusted net income (loss)     $930    $249   $(290)   $622    $(58)
                                    ====    ====    ====    ====    ====

Weighted average Common Stock and
   common stock equivalents:

Common Stock                       9,425   3,827   3,321   3,321   3,321
Conversion of note payable,
   including interest thereon         --      --       *   1,348       *
Issuable pursuant to a loan
   origination fee                    --      --       *     140       *
                                    ----    ----    ----    ----    ----

Diluted                            9,425   3,827   3,321   4,809   3,321
                                   =====   =====   =====   =====   =====

Earnings (loss) per common and
   equivalent share:

          Basic                    $0.10   $0.07  $(0.09)  $0.15  $(0.02)
                                    ====    ====    ====    ====    ====

          Diluted                  $0.10   $0.07  $(0.09)  $0.13  $(0.02)
                                    ====    ====    ====    ====    ====

*Antidilutive















                                    97
Exhibit 21.1

                   Subsidiaries of Wilson Brothers USA, Inc.

                            State of Incorporation/
Name                             Organization
-----------                      ------------

Houze Glass Corporation           Pennsylvania
Numo Manufacturing
Acquisitions, Inc.                Texas
Houze West, LLC                   Nevada











































                                    98