Form 10QSB
period 2001-03-31
WILSON BROTHERS USA INC
filed 2001-05-14
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2001

                                   OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                              9,919,854
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of March 31, 2001)












                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of March 31, 2001           3
           (unaudited) and December 31, 2000

          b)Statements of Operations for the Three Months Ended        5
            March 31, 2001 and 2000 (unaudited)

          c)Statements of Cash Flows for the Three Months Ended        6
            March 31, 2001 and 2000 (unaudited)

          d)Statement of Changes in Stockholders Equity for the
            Three Months Ended March 31, 2001 (unaudited)              7

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         12
            Condition and Results of Operations

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         15

   Item 2.  Changes in Securities and Use of Proceeds                 15

   Item 3.  Defaults Upon Senior Securities                           15

   Item 4.  Submission of Matters to a Vote of Securities Holders     15

   Item 5.  Other Information                                         15

   Item 6.  Exhibits and Reports on Form 8-K                          15

   Signatures                                                         16
















                                    2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                                 2001           2000
                                             ------------   -------------
          Assets                                   (In thousands)

Current assets:
    Cash and cash equivalents                 $      107    $        234
    Receivables, less allowance of
     $160,000 in 2001 and $ 174,000 in 2000        2,176           2,081
    Notes Receivable                                   9               -
    Inventories                                    1,368           1,285
    Other                                            213              99
                                             ------------   -------------
         Total current assets                      3,873           3,699
                                             ------------   -------------
Goodwill, less accumulated amortization
  of $19 in 2001 and $18 in 2000                      77              78
Trademark, less accumulated amortization
  of $6 in 2001 and $4 in 2000                        66              68
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,488 in 2001 and $2,432 in 2000             1,127           1,122
Other non-current assets                           1,065              52
                                              -----------    ------------
                                              $    6,208     $     5,019
                                              ===========    ============

        Liabilities and Stockholders' Deficit

Current liabilities:
    Short-term debt                           $    1,757     $       844
    Current portion of notes payable                 104             107
    Accounts payable                               1,498           1,483
    Accrued salaries and
     other employee costs                            191             168
    Accrued interest due others                       18              16
    Convertible Debt                                 100               -
    Other current liabilities                        426             452
                                              -----------    ------------
          Total current liabilities                4,094           3,070
                                             -----------    ------------

Notes payable to others                              656             680
Other liabilities                                    259             259
                                              -----------    ------------
                                                     915             939
                                              -----------    ------------


                                    3
Minority Interest in Consolidated Subsidiary         (52)            (46)

Commitments and Contingencies
Stockholders' equity (deficit):
    Preferred stock, $1 par value; authorized
     5,000,000shares; none issued                       -              -
    Common stock, $1 par value; authorized
     10,000,000 shares; issued and outstanding
      9,919,854 shares in 2001 and 9,578,670
      shares in 2000                               9,920           9,579
    Capital in excess of par value                 4,917           4,882
    Accumulated other comprehensive income           (14)            (18)
    Accumulated deficit                          (13,572)        (13,387)
                                              -----------    ------------
                                                   1,251           1,056
                                              -----------    -----------
  Total Liabilities and Stockholders' Equity  $    6,208      $    5,019
                                              ===========    ============


See accompanying notes to consolidated financial statements.



































                                    4
                Wilson Brothers USA, Inc. and Subsidiaries
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                               (Unaudited)

                                                  For the Three Months
                                                    Ended March 31,
                                                   2001          2000
                                                ----------    ----------
                                                  (In thousands except
                                                   per share amounts)

Net sales                                      $    3,288    $     2,695

Cost of sales                                       2,526          2,188
Selling, general and administrative expenses        1,013            628
                                               -----------    -----------
                                                    3,539          2,816
                                               -----------    -----------
Income (loss) from operations                        (251)          (121)
                                               -----------    -----------
Other expense (income):
    Interest expense                                   49             33
    Minority Interest                                  (7)            (4)
    Other, net                                          -            (14)
                                                -----------    ----------
                                                       42             15
                                                -----------    ----------
        Income (loss) from operations before
          provision for income taxes                 (293)          (136)
                                                -----------    ----------
Income tax provision (benefit)                       (108)             -
        Net income (loss)                            (185)          (136)
                                                ===========    ==========
Income (loss) per share
    Basic                                      $    (0.02)     $   (0.01)
    Diluted                                    $    (0.02)     $   (0.01)



See accompanying notes to consolidated financial statements.
















                                    5
                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE QUARTER ENDED MARCH 31, 2001
                               (Unaudited)


                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/00   $ 9,579    $  4,882   $   (18)  $ (13,387)  $  1,056
                   -------   ---------   -------   ---------   --------
Net loss                 -          -          -        (185)      (185)
Stock Issuance
  related to the
  purchase of ES
  and excess to
  par                  341          35         -           -        376
Unrealized Gain          -           -         4           -          4
                   -------   ---------   -------   ---------   --------
Balance 3/31/01      9,920       4,917       (14)    (13,572)     1,251
                   =======   =========   =======   =========   ========































                                    6
                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                   For the Three Months
                                                     Ended March 31,
                                                   2001            2000
                                                  (In thousands except
                                                    per share amounts)

Cash flows from operating activities:
   Net income (loss)                               $  (185)    $    (136)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                    (5)           (4)
   Depreciation and amortization                        59            51
   Decrease (increase) in receivables                  (81)           82
   Provision for losses on accounts receivable         (14)          (47)
   Deferred taxes                                     (108)            -
   Decrease (increase) in inventories                  (83)          148
   Decrease (increase) in other current assets        (114)          (89)
   Decrease (increase) in notes receivable              (9)            -
   Increase (decrease) in accounts payable              15           (67)
   Increase (decrease) in accrued salaries and
      other current liabilities                         (1)           22
                                                  --------       --------
     Net cash used in operating activities            (526)          (40)
                                                  --------       --------
Cash flows used in investing activities:
   Capital expenditures                                (61)         (148)
   Purchase of securities, available-for-sale           (5)            -
   Investment in partnership                          (897)            -
                                                  --------       --------
   Net cash used in investing activities              (963)         (148)
                                                  --------       --------
Cash flows from financing activities:
   Proceeds from notes payable affiliate                 -           130
   Repayments of long-term debt                        (27)          (29)
   Proceeds from convertible debt issuance             100             -
   Proceeds from stock issuance                        376             -
   Proceeds from short-term debt                      1017             -
   Repayments of short-term debt                      (104)          (15)
                                                  --------       --------
   Net cash provided by financing activities         1,362            86
                                                  --------       --------
Net increase (decrease) in cash and equivalents	      (127)         (102)
Cash and equivalents at beginning of period            234           196
                                                  --------       --------
Cash and equivalents at end of period              $   107       $    94
                                                  ========       ========

See accompanying notes to consolidated financial statement



                                    7
Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2000.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of March 31, 2001, the Company had two wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Corporation ("Houze"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of March 31, 2001, the Company held a 75% ownership interest in Houze West LLC ("Houze
West").   As of March 31, 2001, the Company had a 22.6% interest in
BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. As of January 19, 2001, the Company also had a 17.04% interest in Employment Solutions, LLC ("ES"), which is accounted for under the cost method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

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

Income (loss) per Share

Income (loss) per share has been calculated using weighted average number of outstanding shares of common stock of 9,806,126.





                                    8
 (2)  Federal Income Taxes

The Company's effective tax rate in the first quarter of fiscal 2001 and fiscal 2000 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended March 31, 2001
                             (In thousands)

Income (Loss) before income taxes           $    (293)
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)             (103)

Increase (decrease)in non-deductible allowance     (2)

Utilization of loss carry forward                   0

Permanent differences and other                     7

Effect of net operating losses
For which no tax is available                       0
                                             --------
                                                 (108)

 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            March 31,      December 31,
                                              2001            2000
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    1,163        $   1,057
     Work in process                              109              109
     Finished goods                                96              119
                                            ---------         --------
                                           $    1,368        $   1,285
                                            ==========     ===========

 (4)  Short-term Borrowings

Houze holds a line of credit with a maximum availability of $1,050,000 that expired March 31, 2001. This line of credit was increased from $750,000 and extended from a March 31, 2000 maturity date on April 20, 2000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. As of March 31, 2001, the line of credit balance was approximately $840,000. Houze is renewing its line of credit

                                    9
in a month-to-month arrangement with the lender. In addition Houze is in active negotiations with its lender to extend the line of credit for an additional year. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

On February 6, 2001, the Company issued a $150,000 promissory note to an outside investor to provide working capital for Numo. The terms of the note are 13% interest and a three-month term. On May 6, 2001 the note was renewed for an additional three-month term. A loan commitment fee of $2,250 or 1.5% of the principal balance was paid for the additional renewal. The note is unsecured.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company will pay a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets.


 (5)  Notes Payable to Affiliates and Others

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

The Company has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1 percent over the bank's prime interest rate, the payment of principal of which is indemnified by Mr. Sanford. The note is due on February 22, 2002. This note was previously held by LMP and was assumed by the Company upon LMP's dissolution in 2000.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the


                                    10
remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of March 31, 2001 the balance was approximately $469,000. The loan is secured by Mr. Sanford's personal assets. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock as has been proposed for the approval of Shareholders at the Annual Meeting of Shareholders scheduled for June 12, 2001. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

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

 (6)  Commitments and Contingencies

The Company has incurred losses from operations and as of March 31, 2001, the Company had an accumulated deficit of $13.7 million and a consolidated working capital deficit of $0.2 million.

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



                                    11
 (7)  Acquisitions

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of March 31, 2001 the balance was approximately $469,000. The loan is secured by Mr. Sanford's personal assets. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock as has been proposed for the approval of Shareholders at the Annual Meeting of Shareholders scheduled for June 12, 2001. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

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

 (8)  Subsequent Events

On April 18, 2001 and May 2, 2001, Numo entered into equipment leasing arrangements with BB&T Leasing Corporation for $249,705 and $103,715, respectively. Both leases are 60-month leases, guaranteed by the Company, and personally guaranteed by the Company's President, Mr. John Sanford. The majority, or $220,000, of the April 18, 2001 lease was a leaseback of equipment originally purchased by Numo in 2000.and sold in 2001 to BB&T Leasing Corporation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new

                                    12
products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of March 31, 2001; and other risk factors listed from time to time in the Company's periodic reports.

Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

Houze holds a line of credit with a maximum availability of $1,050,000 that expired March 31, 2001. This line of credit was increased from $750,000 and extended from a March 31, 2000 maturity date on April 20, 2000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. Houze is renewing its line of credit in a month-to-month arrangement with the lender. In addition Houze is in active negotiations with its lender to extend the line of credit for an additional year. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company. The Company intends to seek a longer term credit facility, but there can be no assurance that the Company will be able to do so on favorable terms or on any terms at all.

On February 6, 2001, the Company issued a $150,000 promissory note to an outside investor to provide working capital for Numo. The terms of the note are 13% interest and a three-month term. On May 6, 2001 the note was renewed for an additional three-month term. A loan commitment fee of $2,250 or 1.5% of the principal balance was paid for the additional renewal. The note is unsecured.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company will pay a $12,500 origination fee upon



                                    13
maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months.
As of March 31, 2001 the balance was approximately $469,000. The loan is secured by Mr. Sanford's personal assets. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock as has been proposed for the approval of Shareholders at the Annual Meeting of Shareholders scheduled for June 12, 2001. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

Results of Operations

Three Months Ended March 31, 2001 Compared with the Three Months Ended March 31, 2000

Net sales increased $.6 million, or 22.0 % in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase was primarily attributable to the increased sales of Numo. Numo sales increased $.6 million, or 41.2% in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Houze's sales remained consistent from quarter to quarter.

Gross Profit increased $.3 million, or 50.3 % in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase was primarily attributable to the increased sales of Numo. In addition there was a 22.6% increase in the overall gross profit percentage from 18.9% to 23.18%. The increase in gross profit percentage is attributable to Houze. Houze continues to focus on cost reduction in


                                   14
order to remain competitive in the ceramics and glass markets. Numo's gross profit percentage remained consistent from quarter to quarter. The increase in selling, general and administrative expense was primarily due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.

Part II. Other Information

Item 1.  Legal Proceedings   Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 in the sale of Common Stock at a price of $1.10 per share. The Company sold such shares of Common Stock solely to accredited investors in reliance on a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of March 31, 2001 the balance was approximately $469,000.
The loan is secured by Mr. Sanford's personal assets. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock as has been proposed for the approval of Shareholders at the Annual Meeting of Shareholders scheduled for June 12, 2001. As of March 31, 2001, the Company had sold convertible promissory notes in the principal amount of $100,000 solely to accredited investors in reliance on a claim of exemption pursuant to
Section 4(2) of the Securities Act of 1933, as amended. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

Item 3.  Defaults Upon Senior Securities   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders  Not
         Applicable

Item 5.  Other Information   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

10.6        Option Agreement dated January 19, 2001 to purchase a
            78.7% membership interest in Employment Solutions
            Acquisition, LLC incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.



                                    15
10.7 Promissory Note Line of Credit between Blind John, LLC and the Company dated March 1, 2001 incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.8 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001, filed herewith.


   (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended March 31, 2001.





                 Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  May 14, 2001                   By:    /s/ Frank J. Zanin, Jr.
                                                 Frank J. Zanin, Jr.
                                                 Duly Authorized
                                                 President and Principal
                                                 Financial Officer






















                                   16
Exhibit 10.8

STATE OF SOUTH CAROLINA)
                       )                               PROMISSORY NOTE
COUNTY OF CHARLESTON   )


$ 550,000                                          Date: January 19, 2001


FOR VALUE RECEIVED, the undersigned, Wilson Brothers USA, Inc. (the "Borrower") hereby promises to pay to the order of Sanford ESI, LLC (hereinafter "Lender"), its successors and assigns, at Charleston, South Carolina, in lawful money of the United States of America, the principal sum of Five Hundred Fifty Thousand and 00/100 ($550,000) Dollars, together with interest payable from the date hereof at the rate of prime plus one percent per annum on the unpaid balance, whether maturity be due to acceleration or a passage of time or otherwise. Principal and interest shall be due and payable six months from the date hereof.

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

Borrower hereby waives presentment, protest, demand, notice of protest, notice of dishonor and any and all other notices and demands which may be made or required to be made by Lender hereunder. Borrower also expressly agrees that Lender may, without in any way affecting the liability of Borrower or any guarantor hereof, (i) extend the time for payment of any amount hereunder, (ii) accept further security or release security for payment of this Note, (iii) otherwise modify the terms of this Note or of any other document delivered in connection herewith, and (iv) sell or assign all or part of Lender's interest and rights in and under this Note. No extension of time for payment of any amount hereunder or


                                    17
renewal or modification hereof made by agreement by Lender with any person shall affect Borrower's liability under this Note, if Borrower is not a party to such agreement. This Note may not otherwise be modified except in writing executed by, at least, the party against whom such modification is sought to be enforced.

This Note is secured by a personal guaranty of John H. Sanford.

All references herein to Lender shall include and refer to its successors and assigns. All references herein to Borrower shall include and refer to the undersigned, its successors and assigns. This Note shall be governed by and construed in accordance with the laws of the State of South Carolina.

IN WITNESS WHEREOF, this Note has been duly executed and delivered by Borrower on the 19th day of January, 2001.


WITNESSES:                                  BORROWER:
                                            WILSON BROTHERS USA, INC.

/s/ Jim Kuyk                                /s/ John H. Sanford
------------------------                    -------------------------
                                            John H. Sanford
                                            Its: President































                                    18

14