Form 10QSB
period 2001-06-30
WILSON BROTHERS USA INC
filed 2001-08-15
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2001

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

                              9,919,854
(Number of shares of Common Stock, par value $1.00 per share, outstanding as of June 30, 2001)












                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of June 30, 2001            3
           (unaudited) and December 31, 2000

          b)Statements of Operations for the Three Months Ended        5
            June 30, 2001 and 2000 (unaudited) and the Six Months
            Ended June 30, 2001 and 2000 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Six Months Ended June 30, 2001 (unaudited)

          d)Statements of Cash Flows for the Six Months Ended          7
            June 30, 2001 and 2000 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         13
            Condition and Results of Operations

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         16

   Item 2.  Changes in Securities and Use of Proceeds                 16

   Item 3.  Defaults Upon Senior Securities                           16

   Item 4.  Submission of Matters to a Vote of Securities Holders     16

   Item 5.  Other Information                                         17

   Item 6.  Exhibits and Reports on Form 8-K                          17

   Signatures                                                         18















                                 2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               June 30,      December 31,
                                                 2001           2000
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      190    $        234
    Receivables, less allowance of
     $164,000 in 2001 and $ 174,000 in 2000        2,521           2,081
    Notes Receivable                                  79               -
    Inventories                                    1,851           1,285
    Other                                            186              99
                                             ------------   -------------
         Total current assets                      4,827           3,699
                                             ------------   -------------
Goodwill, less accumulated amortization
  of $20 in 2001 and $18 in 2000                      76              78
Trademark, less accumulated amortization
  of $5 in 2001 and $4 in 2000                        67              68
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,514 in 2001 and $2,432 in 2000             1,327           1,122
Investment in partnership                            920               -
Other non-current assets                              71              52
                                              -----------    ------------
                                              $    7,288     $     5,019
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $      725     $       844
    Current portion of notes payable               1,018             107
    Current portion of obligation under
     capital leases                                   53               -
    Accounts payable                               1,758           1,483
    Accrued salaries and
     other employee costs                            354             168
    Accrued interest due others                       28              16
    Convertible Debt                                 100               -
    Other current liabilities                        565             452
                                              -----------    ------------
          Total current liabilities                4,601           3,070
                                              -----------    ------------

Notes payable to others                              633             680
Obligations under capital leases                     292               -
Other liabilities                                    261             259
                                              -----------    ------------
                                                   1,186             939
                                              -----------    ------------

                                 3

Minority Interest in Consolidated Subsidiary         (53)            (46)

Commitments and Contingencies
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; authorized
     5,000,000 shares; none issued                      -               -
    Common stock, $1.00 par value; authorized
     10,000,000 shares; issued and outstanding
      9,919,854 shares in 2001 and 9,578,670
      shares in 2000                               9,920           9,579
    Capital in excess of par value                 4,916           4,882
    Accumulated other comprehensive income           (18)            (18)
    Accumulated deficit                          (13,264)        (13,387)
                                              -----------    ------------
                                                   1,554           1,056
                                              -----------    -----------
  Total Liabilities and Stockholders' Equity  $    7,288      $    5,019
                                              ===========    ============


See accompanying notes to consolidated financial statements.


































                                 4
                Wilson Brothers USA, Inc. and Subsidiaries
        CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                               (Unaudited)

                             For the Three Months     For the Six Months
                                 Ended June 30,         Ended June 30,
                                2001       2000        2001       2000
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  4,848   $  4,066     $  8,136   $  6,761

Cost of sales                   3,510      2,942        6,036      5,130
Selling, general and
administrative expenses         1,074        802        2,087      1,430
                             --------   --------     --------   --------
                                4,584      3,744        8,123      6,560
                             --------   --------     --------   --------
Income (loss) from operations     264        322           13       201
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 83         32          132         65
  Minority Interest                 -          -           (7)        (4)
  Other, net                     (228)      (150)        (228)      (164)
                             --------   --------     --------    -------
                                 (145)      (118)        (103)      (103)
                             --------   --------     --------    -------
    Income (loss) from
     operations before provision
     for income taxes             409        440          116        304
                             --------   --------      -------    -------
Income tax provision (benefit)    101          -           (7)         -
        Net income (loss)         308        440          123        304
                             ========   ========    =========  ==========
Income (loss) per share
    Basic                    $   0.03   $   0.05     $   0.01   $   0.03
    Diluted                  $   0.03   $   0.05     $   0.01   $   0.03



See accompanying notes to consolidated financial statements.














                                 5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2001
                               (Unaudited)


                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/00   $ 9,579  $    4,882   $   (18)  $ (13,387)  $  1,056
                   -------   ---------   -------   ---------   --------
Net income               -           -         -         123        123
Stock Issuance
  related to the
  purchase of ES
  and excess to
  par                  341          34         -           -        375
Unrealized Gain          -           -         -           -          -
                   -------   ---------   -------   ---------   --------
Balance 6/30/01      9,920       4,916       (18)    (13,264)     1,554
                   =======   =========   =======   =========   ========


























See accompanying notes to consolidated financial statements.


                                 6

                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)


                                                   For the Six Months
                                                     Ended June 30,
                                                   2001            2000
                                                  (In thousands except
                                                    per share amounts)

Cash flows from operating activities:
   Net income (loss)                               $   123    $      304
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                    (7)           (4)
   Depreciation and amortization                        85            89
   Decrease (increase) in receivables                 (430)         (649)
   Provision for losses on accounts receivable         (10)           12
   Deferred taxes                                       (8)            -
   Decrease (increase) in inventories                 (566)           51
   Decrease (increase) in other current assets         (87)          (74)
   Decrease (increase) in notes receivable             (89)            -
   Increase (decrease) in accounts payable             275           147
   Increase (decrease) in accrued salaries and
      other current liabilities                        311           181
                                                  --------       --------
   Net cash provided by (used in)
      operating activities                            (403)           57
                                                  --------       --------
Cash flows used in investing activities:
   Purchase of fixed assets                           (518)         (253)
   Proceeds from sale of fixed assets                  231             -
   Purchase of securities, available-for-sale            1             -
   Investment in partnership                          (920)            -
                                                  --------       --------
   Net cash used in investing activities            (1,206)         (253)
                                                  --------       --------
Cash flows from financing activities:
   Proceeds from notes payable affiliate                 -           130
   Repayments of long-term debt                        (54)          (52)
   Proceeds from obligations under capital leases      345             -
   Proceeds from convertible debt issuance             100             -
   Proceeds from stock issuance                        375             -
   Proceeds from short-term debt                     1,019           117
   Repayments of short-term debt                      (220)            -
                                                  --------       --------
   Net cash provided by financing activities         1,565           195
                                                  --------       --------
Net increase (decrease) in cash and equivalents	       (44)           (1)
Cash and equivalents at beginning of period            234           196
                                                  --------       --------
Cash and equivalents at end of period              $   190       $   195
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

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of June 30, 2001, the Company had two wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Corporation ("Houze"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of June 30, 2001, the Company held a 75% ownership interest in Houze West LLC ("Houze
West").   As of June 30, 2001, the Company had a 22.6% interest in
BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. As of June 30, 2001, the Company also had a 17.04% interest in Employment Solutions, LLC ("ES"), which is accounted for under the cost method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and visor style caps. Their products are primarily distributed throughout the United States through sales representatives. BB.com operates in the building products business and engages in wholesaling and retailing of building supplies over the Internet. Employment Solutions operates in the employee staffing business and engages in long-term employee leasing in the Southeast. The Company's principal executive offices are located at 125 King Street, Suite 204, Charleston, SC 29401.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 9,862,990.



                                 8
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which will be effective for fiscal years beginning after December 15, 2001. The new statement revises the accounting for goodwill and other intangible assets. The Company plans to implement the new standard during fiscal year 2002 and is currently assessing the effects SFAS 142 will have on its financial position and results of operations.

 (2)  Federal Income Taxes

The Company's effective tax rate in the second quarter of fiscal 2001 and fiscal 2000 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended June 30, 2001
                             (In thousands)

Income (Loss) before income taxes           $     401
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)              140

Increase (decrease)in non-deductible allowance      0

Utilization of loss carry forward                  39

Permanent differences and other                     0

Effect of net operating losses
For which no tax is available                       0
                                             --------
                                                  101

 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            June 30,      December 31,
                                              2001            2000
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    1,671        $   1,057
     Work in process                              109              109
     Finished goods                                71              119
                                            ---------         --------
                                           $    1,851        $   1,285
                                            ==========     ===========






                                 9
(4)  Short-term Borrowings

Houze holds a line of credit with a maximum availability of $1,050,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by the Company's President, Mr. John Sanford. As of June 30, 2001, the line of credit balance was approximately $725,000. The line of credit's term expired on March 31, 2001. The line of credit term has been extended to March 31, 2002. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

On February 6, 2001, the Company issued a $150,000 promissory note to an outside investor to provide working capital for Numo. The terms of the note are 13% interest and a three-month term. On May 6, 2001 the note was renewed for an additional three-month term. A loan commitment fee of $2,250 or 1.5% of the principal balance was paid for the additional renewal. The note is unsecured. The note was repaid in full on August 6, 2001.

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





                                 10
The Company has a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1 percent over the bank's prime interest rate, the payment of principal of which is indemnified by Mr. Sanford. The note is due on February 22, 2002. This note was previously held by LMP and was assumed by the Company upon LMP's dissolution in 2000.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of June 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18, 2001, December 18, 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation (the "Charter Amendment") to increase the number of authorized shares of Common Stock. The Company's shareholders approved the Charter Amendment at the Annual Meeting of Shareholders held on June 12, 2001. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

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

On April 18, 2001 and May 2, 2001, Numo entered into equipment leasing arrangements with BB&T Leasing Corporation for $249,705 and $103,715, respectively. Both leases are 60-month leases, guaranteed by the Company, and personally guaranteed by Mr. Sanford. The leases are capital leases consequently the equipment leased is included in fixed assets. The majority, or $220,000, of the April 18, 2001 lease was a leaseback of equipment originally purchased by Numo in 2000 and sold in 2001 to BB&T Leasing Corporation.




                                 11
 (6)  Commitments and Contingencies

The Company had income from operations of $13,000 for the six months ended June 30, 2001. In addition as of June 30, 2001, the Company had an accumulated deficit of $13.2 million and a consolidated working capital of $.2 million.

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

 (7)  Acquisitions

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of June 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18 2001, December 18 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation (the "Charter Amendment") to increase the number of authorized shares of Common Stock. The Company's shareholders approved the Charter Amendment at the Annual Meeting of Shareholders held on June 12, 2001. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.



                                 12
ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. The Company owns a 17.04% interest, Sanford ESI, LLC owns a 4.26% interest and Employment Solutions, Inc. owns a 78.7% interest in ES.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company's subsidiary, Houze, to renegotiate its credit facility beyond the current expiry date of March 31, 2002; and other risk factors listed from time to time in the Company's periodic reports.

Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

Houze holds a line of credit with a maximum availability of $1,050,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's




                                 13
accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by the Company's President, Mr. John Sanford. As of June 30, 2001, the line of credit balance was approximately $725,000. The line of credit's term expired on March 31, 2001. The line of credit term has been extended to March 31, 2002. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company. On February 6, 2001, the Company issued a $150,000 promissory note to an outside investor to provide working capital for Numo. The terms of the note are 13% interest and a three-month term. On May 6, 2001 the note was renewed for an additional three-month term. A loan commitment fee of $2,250 or 1.5% of the principal balance was paid for the additional renewal. The note is unsecured. The note was repaid in full on August 6, 2001.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company will pay a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of June 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18, 2001, December 18 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation (the "Charter Amendment") to increase the number of authorized shares of Common Stock. The Company's shareholders approved the Charter Amendment at the Annual Meeting of Shareholders held on June 12, 2001. John Sanford owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

As previously reported in the Company's Annual Report on Form 10-K, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be


                                 14
unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which will be effective for fiscal years beginning after December 15, 2001. The new statement revises the accounting for goodwill and other intangible assets. The Company plans to implement the new standard during fiscal year 2002 and is currently assessing the effects SFAS 142 will have on its financial position and results of operations.

Results of Operations

Three Months Ended June 30, 2001 Compared with the Three Months Ended June 30, 2000

Net sales for the second quarter was $4.8 million, an increase of $.8 million, or 19.5 % over the three months ended June 30, 2000. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the second quarter was $3.8 million, an increase of $1.0 million, or 35.7% over the three months ended June 30, 2000. Houze's sales remained consistent from quarter to quarter.

Gross Profit increased $.2 million, or 19.0 % in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The increase was primarily attributable to the increased sales of Numo. The gross profit percentage remained consistent quarter to quarter.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Six Months Ended June 30, 2001 Compared with the Six Months Ended June
30, 2000

Net sales for the six months ending June 30, 2001 was $8.1 million, an increase of $1.3 million, or 19.1 % over the six months ended June 30, 2000. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the six months ending June 30, 2001 was $5.9 million, an increase of $1.6 million, or 37.9% over the six months ended June 30, 2000. Houze's sales remained consistent for the six months ended June 30, 2001 compared with the six months ended June 30, 2000.

Gross Profit increased $.5 million, or 31.3 % in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The increase was primarily attributable to the increased sales of Numo.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.
                                 15
Part II. Other Information

Item 1.  Legal Proceedings  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds  Not Applicable

Item 3.  Defaults Upon Senior Securities  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 12, 2001. John H. Sanford, Brett R. Smith and Frank J. Zanin, Jr. were elected as members of the Board of Directors. Also voted upon at the meeting were the proposals of several amendments to the Company's Charter and the ratification of the appointment of Pratt-Thomas, Gumb & Co. as the Company's independent
auditors.   The following are the number of votes for and against each
Board of Director and other matters.

                           Election of Directors

                                   For          Against

John H. Sanford                  8,966,075        8,973
Brett R. Smith                   8,966,063        8,985
Frank J. Zanin, Jr.              8,966,063        8,985



                    Ratification of Charter Amendments

                                       For       Against    Abstain

Approve the proposed authorized     8,238,440     13,134     3,031
Stock Amendment to the Articles
of Incorporation.

Approve the proposed Corporate      8,242,434      9,472     2,699
Purpose Amendment to the Articles
of Incorporation.

Approve the proposed Board of       8,235,995     16,668     1,942
Directors size Amendment to the
Articles of Incorporation.

Approve the proposed Limited        8,951,524     16,932     6,592
Liability and Indemnification
Amendment to the Articles of
Incorporation.

Approve the proposed other          8,239,868     11,584     3,153
Amendments to the Articles
of Incorporation.



                                16

         Ratification of the appointment of Pratt-Thomas, Gumb & Co., as the Company's independent auditors.

                                       For       Against     Abstain

                                    8,966,639      6,057      2,352



Item 5.  Other Information -Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


   (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended June 30, 2001.




































                                17






                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  August 14, 2001                   By:    /s/ Frank J. Zanin, Jr.
                                                 Frank J. Zanin, Jr.
                                                 Duly Authorized
                                                 President and Principal
                                                 Financial Officer


































                                 18

14