Form 10QSB
period 2001-09-30
WILSON BROTHERS USA INC
filed 2001-11-15
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2001

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

                              10,013,032
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 10, 2001)












                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of September 30, 2001       3
           (unaudited) and December 31, 2000

          b)Statements of Operations for the Three Months Ended        5
            September 30, 2001 and 2000 (unaudited) and the Nine
            Months Ended September 30, 2001 and 2000 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Nine Months Ended September 30, 2001 (unaudited)

          d)Statements of Cash Flows for the Nine Months Ended         7
            September 30, 2001 and 2000 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         13
            Condition and Results of Operations

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         16

   Item 2.  Changes in Securities and Use of Proceeds                 16

   Item 3.  Defaults Upon Senior Securities                           16

   Item 4.  Submission of Matters to a Vote of Securities Holders     16

   Item 5.  Other Information                                         16

   Item 6.  Exhibits and Reports on Form 8-K                          17

   Signatures                                                         18















                                 2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,   December 31,
                                                 2001           2000
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $       46    $        234
    Receivables, less allowance of
     $141,000 in 2001 and $ 174,000 in 2000        2,777           2,081
    Notes Receivable                                  29               -
    Inventories                                    1,701           1,285
    Other                                            157              99
                                             ------------   -------------
         Total current assets                      4,711           3,699
                                             ------------   -------------
Goodwill, less accumulated amortization
  of $21 in 2001 and $18 in 2000                      75              78
Trademark, less accumulated amortization
  of $5 in 2001 and $4 in 2000                        67              68
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,540 in 2001 and $2,432 in 2000             1,240           1,122
Investment in partnership                            920               -
Other non-current assets                              80              52
                                              -----------    ------------
                                              $    7,093     $     5,019
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $      715     $       844
    Current portion of notes payable                 862             107
    Current portion of obligation under
      capital leases                                  55               -
    Accounts payable                               1,626           1,483
    Accrued salaries and
     other employee costs                            259             168
    Accrued interest due others                       55              16
    Convertible Debt                                 100               -
    Other current liabilities                        619             452
                                              -----------    ------------
          Total current liabilities                4,291           3,070
                                              -----------    ------------

Notes payable to others                              613             680
Obligations under capital leases                     281               -
Other liabilities                                    272             259
                                              -----------    ------------
                                                   1,166             939
                                              -----------    ------------

                                 3
Minority Interest in Consolidated Subsidiary         (55)            (46)

Commitments and Contingencies
Stockholders' equity (deficit):
    Preferred stock, $1.00 par value; authorized
     5,000,000 shares; none issued                     -               -
    Common stock, $1.00 par value; authorized
     10,000,000 shares; issued and outstanding
      9,919,854 shares in 2001 and 9,578,670
      shares in 2000                               9,920           9,579
    Capital in excess of par value                 4,916           4,882
    Accumulated other comprehensive income           (21)            (18)
    Accumulated deficit                          (13,124)        (13,387)
                                              -----------    ------------
                                                   1,691           1,056
                                              -----------    -----------
  Total Liabilities and Stockholders' Equity  $    7,093      $    5,019
                                              ===========    ============


See accompanying notes to consolidated financial statements.



































                                 4
                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             For the Three Months    For the Nine Months
                              Ended September 30,     Ended September 30,
                                2001       2000        2001       2000
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  4,674   $  4,116     $ 12,810   $ 10,877

Cost of sales                   3,404      2,809        9,440      7,939
Selling, general and
administrative expenses         1,064        894        3,151      2,324
                             --------   --------     --------   --------
                                4,468      3,703       12,591     10,263
                             --------   --------     --------   --------
Income (loss) from operations     206        413          219        614
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 57         36          190        101
  Minority Interest                (1)         -           (9)        (4)
  Other, net                      (45)        (5)        (273)      (169)
                             --------   --------     --------   --------
                                   11         31          (92)       (72)
                             --------   --------     --------   --------
    Income (loss) from
     operations before provision
     for income taxes             195        382          311        686
                             --------   --------      -------   --------
Income tax provision (benefit)     55          -           48         -
        Net income (loss)         140        382          263        686
                             ========   ========    =========  =========
Income (loss) per share
    Basic                    $   0.01   $   0.04     $   0.03   $   0.07
    Diluted                  $   0.01   $   0.04     $   0.03   $   0.07



See accompanying notes to consolidated financial statements.














                                 5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                               (Unaudited)


                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/00   $ 9,579  $    4,882   $   (18)  $ (13,387)  $  1,056
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -         263        263
Stock Issuance
  related to the
  purchase of
  Employment
  Solution and
  excess to par        341          34         -           -        375
Unrealized Gain(Loss)    -           -        (3)          -         (3)
                   -------   ---------   -------   ---------   --------
Balance 9/30/01      9,920       4,916       (21)    (13,124)     1,691
                   =======   =========   =======   =========   ========




























                                 6


                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   For the Nine Months
                                                    Ended September 30,
                                                   2001            2000
                                                  (In thousands except
                                                    per share amounts)

Cash flows from operating activities:
   Net income (loss)                               $   263    $      687
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                    (9)           (4)
   Net gain on sale of fixed assets                    (58)            -
   Depreciation and amortization                       170           123
   Decrease (increase) in receivables                 (729)         (588)
   Provision for losses on accounts receivable          33           (32)
   Deferred taxes                                      (14)            -
   Decrease (increase) in inventories                 (416)         (108)
   Decrease (increase) in other current assets         (59)          (53)
   Decrease (increase) in notes receivable             (29)            -
   Increase (decrease) in accounts payable             143           184
   Increase (decrease) in accrued salaries and
      other current liabilities                        297           163
                                                  --------       --------
   Net cash provided by (used in)
      operating activities                            (408)          372
                                                  --------       --------
Cash flows used in investing activities:
   Purchased of fixed assets                          (457)         (347)
   Purchase intangible                                   -           (71)
   Proceeds from sale of fixed assets                  232             -
   Purchase of securities, available-for-sale           (5)          (33)
   Investment in partnership                          (920)            -
                                                  --------       --------
   Net cash used in investing activities            (1,150)         (451)
                                                  --------       --------
Cash flows from financing activities:
   Proceeds from notes payable affiliate                 -           130
   Repayments of long-term debt                        (80)          (78)
   Proceeds from obligations under capital leases      345             -
   Repayments of obligations under capital leases       (9)            -
   Proceeds from convertible debt issuance             100             -
   Proceeds from stock issuance                        375             -
   Proceeds from short-term debt                     1,019           158
   Repayments of short-term debt                      (380)            -
                                                  --------       --------
   Net cash provided by financing activities         1,370           210
                                                  --------       --------
Net increase (decrease) in cash and equivalents	      (188)          131
Cash and equivalents at beginning of period            234           196
                                                  --------       --------
Cash and equivalents at end of period              $    46       $   327
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

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of September 30, 2001, the Company had two wholly owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo") and Houze Glass Corporation ("Houze"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of September 30, 2001, the Company held a 75% ownership interest in Houze West LLC ("Houze
West").   As of September 30, 2001, the Company had a 22.35% interest in
BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. As of September 30, 2001, the Company also had a 17.04% interest in Employment Solutions, LLC ("ES"), which is accounted for under the cost method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

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

Income (loss) per Share

Income (loss) per share has been calculated using weighted average number of outstanding shares of common stock of 9,881,945.



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


 (2)  Federal Income Taxes

The Company's effective tax rate in the third quarter of fiscal 2001 and fiscal 2000 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended September 30, 2001
                             (In thousands)

Income (Loss) before income taxes           $     195
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)               68

Increase resulting from reversal of
    Deffered tax asset                              6

Increase (decrease)in non-deductible allowance      0

Utilization of loss carry forward                 (20)

Valuation allowance adjustment                      0

Permanent differences and other                     1

Effect of net operating losses
For which no tax is available                       0
                                             --------
                                                   55
 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                          September 30,    December 31,
                                              2001            2000
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    1,486        $   1,057
     Work in process                              132              109
     Finished goods                                83              119
                                            ---------         --------
                                           $    1,701        $   1,285
                                            ==========     ===========

                                 9
 (4)  Short-term Borrowings

Houze holds a line of credit with a maximum availability of $1,050,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by the Company's President, Mr. John Sanford. As of September 30, 2001, the line of credit balance was approximately $715,000. The line of credit's term expires on November 30, 2001. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

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

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months.


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

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of September 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18, 2001, December 18, 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company raised $100,000 in a private placement of convertible promissory notes, which converted into Common Stock along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share and is raising and additional $425,000 to repay Sanford ESI, LLC for the amounts it borrowed. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

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





                                 11




 (6)  Commitments and Contingencies

For the three months ended September 30, 2001, the Company had net income from operations of $0.2 million and as of September 30, 2001, the Company had an accumulated deficit of $13.1 million and a consolidated working capital of $0.4 million.

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

 (7)  Acquisitions

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of September 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18, 2001, December 18, 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company raised $100,000 in a private placement of convertible promissory notes, which converted into Common Stock along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share and is raising and additional $425,000 to repay Sanford ESI, LLC for the amounts it borrowed. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.









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


 (8)  Subsequent Events

On October 5, 2001, convertible debt holders holding $100,000 plus accrued interest of $2,496 converted their debt at $1.10 per share into 93,179 shares of the Company's common stock. The convertible debt was issued by the Company pursuant to the Company's investment in Employment Solutions, Inc. on January 19, 2001.

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



                                 13




Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

Houze holds a line of credit with a maximum availability of $1,050,000. Advances on such line of credit bear interest at the lending bank's prime rate plus 0.75% or 1.25% depending on the security of cash collateral. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by the Company's President, Mr. John Sanford. As of September 30, 2001, the line of credit balance was approximately $715,000. The line of credit's term expires on November 30, 2001. A failure by Houze to renegotiate such credit facility would have a material adverse effect on the Company.

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

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of September 30, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee is due on November 18, 2001, December 18 2001, and January 18, 2002 if the loan is not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The Company is raising up to $525,000 in a private placement of convertible promissory notes convertible into Company Common Stock to repay Sanford ESI, LLC for the amounts it borrowed. The convertible notes have a conversion price of $1.10 per share and are convertible into shares of Commmon Stock upon notice by the Company within twenty-five (25) days of the filing of an amendment to the Company's Articles of Incorporation (the "Charter Amendment") to increase the number of authorized shares of


                                 14
Common Stock. The Company's shareholders approved the Charter Amendment at the Annual Meeting of Shareholders held on June 12, 2001. John Sanford owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

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

Results of Operations

Three Months Ended September 30, 2001 Compared with the Three Months Ended September 30, 2000

Net sales for the third quarter were $4.7 million an increase of $.6 million, or 14.6 % over the three months ended September 30, 2000. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the third quarter were $3.5 million an increase of $0.7 million, or 26.1% over the three months ended September 30, 2000. Houze's sales decreased $0.2 million from quarter to quarter.

Gross Profit remained consistent from the nine months ended September 31, 2001 as compared to the nine months ended September 31, 2000. The gross profit percentage decreased 4.0% quarter to quarter due to an increase in labor cost at Numo.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Nine Months Ended September 30, 2001 Compared with the Nine Months Ended September 30, 2000

Net sales for the nine months ending September 30, 2001 were $12.8 million an increase of $1.9 million, or 17.4 % over the nine months ended

                                 15
September 30, 2000. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the nine months ending September 30, 2001 were $9.5 million an increase of $2.4 million, or 33.8% over the nine months ended September 30, 2000. Houze's sales decreased $0.4 million for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000.

Gross Profit increased $.4 million, or 14.7 % in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. The increase was primarily attributable to the increased sales of Numo.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Part II. Other Information

Item 1.  Legal Proceedings  Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

At the Company's Annual Meeting of Shareholders, held on June 12, 2001, based on the recommendation of the Company's Board of Directors the shareholders approved the consolidation of the existing provisions of the Company's current Articles of Incorporation into one single document, which was filed with the Illinois Secretary of State on October 4, 2001. The Company's Articles of Incorporation, as restated, among other things:
(i) increases the authorized shares of Common Stock of the Company from 10,000,000 shares to 30,000,000 shares, (ii) changes the par value of the Company's authorized Common Stock and Preferred Stock from $1.00 to $0.01 per share, (iii) permits the Company to issue shares of its capital stock for consideration less than its par value, and (iv) authorizes the Board of Directors to provide for the issuance of Preferred Stock with such designations, preferences, voting powers and relative, participating, optional or other special rights and qualifications, limitations or restrictions as the Board of Directors may provide for. The Articles of Incorporation, as restated, do not however, remove or in any way amend the cumulative voting rights applicable to the election of directors.

On October 5, 2001, convertible debt holders holding $100,000 plus accrued interest of $2,496 converted their debt at $1.10 per share into 93,179 shares of the Company's common stock. The convertible debt was issued by the Company pursuant to the Company's investment in Employment Solutions, Inc. on January 19, 2001. The issuance of the debt and the conversion thereof were covered by an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders  Not
            Applicable

Item 5.  Other Information   Not Applicable

                               16

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2001.















































                                 17
                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  November 13, 2001               By:    /s/ Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer







































                                  18


14