Form 10KSB
period 2001-12-31
WILSON BROTHERS USA INC
filed 2002-03-27
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001
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

            Common Stock, par value $0.01 per share
                         (Title of Class)

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

                            $16,897,000
         (Issuer's revenues for its most recent fiscal year)

                             $2,357,000
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Common Stock was sold as of March 25, 2001.

                             10,014,032
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of March 25, 2002)

                       WILSON BROTHERS USA, INC.

                      Form 10-KSB Annual Report

INDEX
-----


PART I                                                             Page
   Item  1   Description of Business.                                 2
   Item  2   Description of Property.                                 7
   Item  3   Legal Proceedings.                                       8
   Item  4   Submission of Matters to a Vote of
             Security Holders.                                        8

PART II
   Item  5   Market for Common Equity and Related Stockholder
             Matters.                                                 8
   Item  6   Management's Discussion and Analysis or Plan of
             Operation.                                               9
   Item  7   Financial Statements.                                   13
   Item  8   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                    42

PART III
   Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
             Exchange Act.                                           42
   Item 10   Executive Compensation.                                 44
   Item 11   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.         44
   Item 12   Certain Relationships and Related Transactions.         45
   Item 13   Exhibits and Reports on Form 8-K.                       47























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

     We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new products, competition, the Company's ability to meet its cash requirements, dependence on key personnel, potential effects of government regulation and the other risk factors described elsewhere in this report.


Item 1.     Description of Business.

General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of December 31, 2001, the Company had three wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze") and Wilson Brothers SC, Inc. ("WBSC"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of December 31, 2001, the Company held a 75% ownership interest in Houze West LLC ("Houze
West").   In addition as of December 31, 2001, the Company had a 22.35%
interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. As of December 31, 2001, the Company also had a 17.04% interest in Employment Solutions, LLC. ("ES"), which is accounted for under the equity method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

     Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building


                                    2
products business and engages in the sale of surplus building supplies over the Internet. ES operates in the employee staffing business. The Company's principal executive offices are located at 125 King Street, Suite 204, Charleston, SC 29401.


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

     On October 29, 1999 BB.com was formed by the Company and other parties, including Board member, Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting. Due to the issuance of stock by BB.com during 2001 and 2000, the Company's investment in BB.com was reduced from 41% in 1999 to approximately 22.39% in 2000 and 22.35% in 2001.


Employment Solutions, LLC Transaction

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of December 31, 2001

                                    3
the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was due on November 18, 2001, December 18, 2001, and January 18, 2002 if the loan was not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The loan balance was not paid down and consequently the entire fee was paid in 2001. On November 10, 2001 the loan from Sanford ESI, LLC was assigned to Big Tree Road, LLC, a Sanford family partnership. On January 2, 2002, the loan was extended for an additional six months at prime plus 4%. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes (the "Notes") and used such proceeds to pay down the amounts owed to Big Tree Road, LLC formerly Sanford ESI, LLC. On October 5, 2001 the principal amount of the Notes and $2,496 in accrued interest was converted into 93,178 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. Mr. Sanford also owns 31.0% of Big Tree Road, LLC and the family members of Mr. Sanford own the balance.

ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. The Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

Wilson Brothers SC, Inc. Formation

The Company formed a new wholly owned subsidiary, Wilson Brothers SC, Inc. ("WBSC") on April 5, 2001 to conduct all management, accounting, and administrative functions of the Company and its subsidiaries. WBSC was in full operation during the last quarter of 2001. WBSC collects monthly management fees from the Company and subsidiaries and provides the necessary management, administrative and accounting services to maintain a public company.

Business

     The Company is a holding company whose significant business is conducted through its wholly owned subsidiaries, Numo Manufacturing, Inc. and Houze Glass Company. Both subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 2001, the Company also had a 22.35% interest in BargainBuilder.com, Inc., which operates in the building products business. In addition as of December 31, 2001, the Company had a 17.04% interest in Employment Solutions, LLC, which operates in the employee staffing business.

     As of December 31, 2001, the Company had approximately 208 employees of which 42 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union under a contract, which expires in April 2003. The

                                    4
employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

     Except as described below, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by a demand facility of credit with Citizens Bank of Pennsylvania (formerly Mellon Bank). During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. No single customer accounted for more than 10% of the Company's consolidated revenues in 2001.

     For purposes of this discussion, the Company's principal operating segment is the decoration of glass, ceramic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators which represented 100% of the Company's sales in 2001, 2000, and 1999 and 100% of the Company's total assets in 2001, 2000 and 1999. Sales are made through sales representatives and are generally for the advertising
specialties, premiums, souvenirs and retail trade.    In 2001 sales were
also made directly to retail customers. Retail customers sell generically imprinted items in traditional retail settings. Custom imprinted items generally lend more exposure per advertising dollar to customers because of their frequency of use in the business setting. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources. Competing with the Company in the specialty advertising products business are companies such as Norwood Promotional Products and Bemrose USA that are dominant in this industry. Using price, quality, service and expertise of design as priorities, the Company believes that it can compete in the advertising specialty market.

     Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverage ware, Igloo plastic products, vinyl and cloth beverage coolers and bags, and notepads. Additionally, the Company has expanded its traditional decorating processes that principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include, direct embroidery for bags, debossing and hot stamping for vinyl products, and up to four color process sublimation for selected ceramic and steel mugs, tote bags, mouse pads, foam beverage ware. During the year ended December 31, 2001, sales from glass and ceramic beverage ware were $4.0 million, from plastic products were $.4 million, from foam products were $8.5 million, from vinyl and cloth products were $1.8 million and from miscellaneous sales were $1.9 million.

     The Company incorporates the use of "special effects" processes in certain of its decorating applications. The "magic" process is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect, making images appear and/or disappear when a hot or cold beverage is added. The Company offers the

                                    5
"magic" process as an option for most ceramic and glass beverage ware. This process is now available through other manufacturers in the United States. Consequently, competition in this market area is increasing to some extent. Other "special effects" processes include the use of iridescent colors, and "see-vue" decorating, which enables a message or decorative imprint to be seen on the inside of a glassware product through the design of a clear opening on the opposite side of the glass.

     The Company purchases much of its raw material supplies of ceramic, glass and foam items from several principal suppliers. Management believes that such raw materials are readily available from other sources at competitive prices.

     The Company enters into licensing agreements with customers who permit it to imprint specific logos or designs directly on products.

     Certain of the Company's inventory, such as ceramic mugs, might be imported, and therefore, the Company may have to maintain inventories in those items to cover needs for 45 - 60 days at a minimum. If a shortfall occurs, inventory can be supplemented with items purchased from distributors located in the United States. Because of the Company's method of distribution, it is not dependent on any single customer. The Company's subsidiaries are members of the Advertising Specialty Institute and are suppliers to the advertising industry. The Company maintains a nationwide distribution network through over 17,000 distributors offering its products. The Company may offer net 30-day payment terms to some customers.

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

Subsequent Events
------------------
     On January 23, 2002, the Company borrowed $25,000 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC pursuant to a promissory note payable over three months with interest calculated at 10% per annum. The note has no penalty for prepayment. The Company paid a $375 loan commitment fee on March 11, 2002 to Frank Zanin. The note was paid in full on March 11, 2002.

     On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company will pay a $2,250 loan commitment fee due May 23, 2002 to the outside investor.

                                    6
     In February 2002, the Company formed Third Solutions, Inc., a South Carolina corporation. Third Solutions, Inc will market, distribute and sell promotional products.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and on February 15, 2002 the line was extended for an additional six months. As of December 31, 2001, the balance was approximately $236,000.

     On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was unable to obtain significant new customers. The Company is planning to use the proceeds from the sale to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to pay down its debt with Big Tree, LLC and to capitalize Third Solution, Inc. with a $50,000 investment.

     On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The newly executed financing consists of a
$332,000 loan with interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% of per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company.


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




                                    7
Item 3.     Legal Proceedings.

     The Company is currently engaged in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

     Not applicable.



PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

     Wilson Brothers USA, Inc. is dually reported on the National
Quotation Bureau and the Over the Counter Bulletin Board under the symbol WLBR. As of February 26, 2002, there were 2,862 record holders of stock, excluding beneficial owners of Common Stock whose shares are held in nominee or street name by brokers.

     Between December 1993 and October 2000, the pink sheets listed no bid for the Company's Common Stock. The high and low bid information from the National Quotation Bureau for each quarter within the last two fiscal years is shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   Common Shares
                                   --------------

                             High                Low
                            ------              -----

1st Quarter, 2000              *                  *
2nd Quarter, 2000              *                  *
3rd Quarter, 2000              *                  *
4th Quarter, 2000              1.12              .01

1st Quarter, 2001              1.05              .10
2nd Quarter, 2001              1.00              .30
3rd Quarter, 2001               .70              .30
4th Quarter, 2001               .50              .29
* No trades recorded.

     The Company's transfer agent is American Stock Transfer and Trust
Company.


     The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a

                                    8
corporation and its liabilities. The Company paid no dividends in 2001, 2000, or 1999. The Company has no present plan for the payment of any dividends. The Company will retain earnings, if any, to finance expansion of business and for general corporate purposes. The declaration and payment of any dividends on the Common Stock will be at the discretion of the Board of Directors and will depend on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors considered relevant by the Board.

     Recent Issuance of Unregistered Securities

     In December 2001, the Company issued 1,000 shares of its common
stock to a key employee under its 2000 employee stock plan.   The
issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

     On October 5, 2001, convertible debt holders holding $100,000 plus accrued interest of $2,496 converted their debt at $1.10 per share into 93,178 of the Company's common stock. The convertible debt was issued by the Company pursuant to the Company's investment in Employment Solutions, LLC on January 19, 2001. The issuance of the debt and the conversion thereof were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of financial condition and results of operations pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

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

Liquidity and Capital Resources

     The Company's consolidated cash and cash equivalents were $177,000 at December 31, 2001 compared to $234,000 at December 31, 2000, a $57,000 or 24% decrease. During this period, cash and cash equivalents decreased primarily due to a decrease in accounts payable and an increase in inventory.

     As of December 31, 2001, Houze holds a demand line of credit with a maximum availability of $800,000. The nature of the line of credit was

                                    9
changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and again on February 15, 2002 the line was extended for an additional six months. The balance as of December 31, 2001 was approximately $236,000.

     On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% of per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan.

     Inventory of the Company was $1,476,000 and $1,285,000 in 2001 and
2000 respectively.   The increase of $191,000 or 14.86% was caused
primarily by an expansion in product lines at Numo. Additional neoprene and foam products were added in 2001. In addition there was an overall increase in scuba material used to manufacture the pocket coolie.

     Capital expenditures of the Company were $209,000 and $584,000 in 2001 and 2000, respectively. Of this amount, Numo's capital expenditures were $202,000 and $573,000 in 2001 and 2000, respectively, and were used primarily to automate production. In 2002 Numo will continue to spend funds on automating production and is anticipating spending approximately $300,000 toward further automation of its production process. It is anticipated that planned capital expenditures will be financed by operations and a capital expenditure loan.



                                    11
Recent Acquisitions and Sales

     On January 19, 2001, Wilson Brothers USA, Inc. (the "Company") purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $395,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed funds from Sanford ESI, LLC with interest calculated at prime rate plus 1% per annum for a term of six months. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

     ES was formed by three parties, the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business. The Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

     On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc., a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was unable to obtain significant new customers. The Company is planning to use the proceeds from the sale to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to pay down its debt with Big Tree, LLC and to capitalize Third Solution, Inc. with a $50,000 investment.

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

Results of Operations

2001 Compared with 2000

     Net sales increased by $2.0 million or 13.7% to $16.6 million in 2001 from $14.6 million in 2000. The increase was primarily attributable to increased sales of Numo. Numo's net sales increased to $12.0 million in 2001 from $9.1 million in 2000, an increase of $2.9 million or 31.9%. This increase was primarily attributable to the sales of its pocket coolie product, of which Numo sold 12.9 million units. Gross profit as a

                                    12
ratio to sales decreased to 25% in 2001 from 27% in 2000 due to higher labor costs. Houze's sales decreased by $0.9 million or 16% to $4.6 million in 2001 from $5.5 million in 2000. This decrease was primarily attributable to a decrease in units sold due to competitive pressures.

     Selling, general and administrative expenses increased by $0.9 million or 26% to $4.2 million in 2001 from $3.4 million in 2000. All of this increase is attributable to Numo. Numo's selling, general and administrative expenses increased due to an increase in customer service staff and department managers.

     The Company wrote down its investment in ES to $420,000. The investment was written down because ES's customer base was declining and constant effort to obtain new customers was unsuccessful. In addition negotiations had begun in December 2001 on possibly selling the Company's investment for $420,000 to one of ES's partners, Employment Solutions, Inc. The write down of the Company's investment produced a one time $500,000 loss in 2001.

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

     Selling, general and administrative expenses increased by $1.0 million or 42% to $3.4 million in 2000 from $2.4 million in 1999. Of this increase, $0.8 million is attributable to Numo. Numo's selling, general and administrative expenses increased due to the increase in production and sales.

     As of December 31, 1999 and 1998 the Company provided a valuation allowance for net deferred assets of $471,000 and $824,000 respectively. As of December 31, 1999 the Company had a $317,000 deferred tax liability, which was recorded in 1992 to reserve for taxes related to income tax credits. During 2000 it was determined that all the years related to the reserve are closed and no accrual is necessary.

     Accordingly, the $317,000 reserve was reversed into the deferred tax benefit. The change in the valuation allowance relates to the utilization of net operating loss carry forwards and the reversal of the deferred tax assets and the related valuation allowance for net operating losses, which expired during 2000. Federal net operating loss carry forwards of $623,000 remain as of December 31, 2000 and begin to expire in 2006. The deferred tax assets primarily result from net operating loss carry forwards and certain differences in the tax basis and book basis of inventories, receivables and liabilities. The net effect of the above is a one-time increase in net income of $317,000.

                                    12
Item 7 - Report of Independent Public Accountants


To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and Subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilson Brothers USA, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 13. (C) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
February 26, 2002, except for
  Note 21, as to which the date
  is March 11, 2002




                                    13

                    WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                                    ASSETS
                                    ------
                                                     (In thousands)
                                                    2001         2000
                                                 ---------    ---------

Current Assets
  Cash and cash equivalents                      $     177    $     234
  Accounts receivable, less allowance
    for doubtful accounts of $195 in 2001
    and $174 in 2000                                 1,914        2,007
  Inventories                                        1,476        1,285
  Other                                                123           99
                                                 ---------    ---------
     Total Current Assets                            3,690        3,625
                                                 ---------    ---------

Goodwill, less accumulated amortization
  of $22 in 2001 and $18 in 2000                        73           78
Trademark, less accumulated amortization
  of $11 in 2001 and $4 in 2000                         61           68
Property and equipment, at cost less
  accumulated depreciation of $2,586 in
  2001 and $2,432 in 2000                            1,220        1,122
Other non-current assets                               491           52
                                                 ---------    ---------
     Total Assets                                $   5,535    $   4,945
                                                 =========    =========




















            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    14

                   WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (In thousands)
                                                   2001          2000
                                                 ---------    ---------

Current Liabilities
  Short-term borrowings                          $   1,409    $     844
  Current portion of notes payable and
    short-term portion of obligations under
    capital lease                                      159          107
  Trade accounts payable                             1,197        1,409
  Accrued salaries and other employee costs            288          168
  Accrued interest due others                           23           16
  Other current liabilities                            415          452
                                                 ---------    ---------
     Total Current Liabilities                       3,491        2,996
                                                 ---------    ---------

Notes payable to others                                576          680
Obligation under capital lease                         262           -
Other liabilities                                      209          259
                                                 ---------    ---------
                                                     1,047          939
                                                 ---------    ---------

Minority interest in consolidated subsidiary           (54)         (46)

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par value in 2001, $1.00
    par value in 2000; authorized 5,000,000
    shares; none issued                                -            -
  Common stock, $.01 par value in 2001, $1.00
    par value in 2000; authorized 30,000,000
    shares in 2001, 10,000,000 shares in 2000;
    issued and outstanding 10,014,032 shares in
    2001 and 9,578,670 shares in 2000                  100        9,579
Capital in excess of par value                      14,839        4,882
Accumulated other comprehensive income                 (23)         (18)
Accumulated deficit                                (13,865)     (13,387)
                                                 ---------    ---------
                                                     1,051        1,056
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $   5,535    $   4,945
                                                  ========    =========

            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    15
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                              (In thousands except
                                                per share amounts)
                                          2001        2000       1999
                                        --------    --------   --------
Net sales                               $ 16,642    $ 14,574   $ 12,272
                                        --------    --------   --------
Cost of sales                             12,392      10,690      9,442
Selling, general and administrative
  expenses                                 4,234       3,358      2,358
                                        --------    --------   --------
                                          16,626      14,048     11,800
                                        --------    --------   --------
Operating profit                              16         526        472

Other expense (income):
  Interest expense                           228         149        128
  Interest expense,  affiliates               -           -         129
  Interest income                             (5)         (5)        (9)
  Equity in earnings of
    unconsolidated subsidiary               (118)         -          -
  Minority interest in loss of
    consolidated subsidiary                   (8)        (29)       (30)
  Net loss on disposals or
     impairments of fixed assets
     and investments in partnership          529          -          -
  Other,  net                               (132)       (164)         5
                                        --------    --------   --------
                                             494         (49)       223
                                        --------    --------   --------

     Income (loss) before provision
       for income taxes                     (478)        575        249

Income tax benefit                            -         (355)        -
                                        --------    --------   --------

     Net income (loss)                  $   (478)   $    930   $    249
                                        ========    ========   ========


Earnings (loss) per share:
    Basic                               $ (0.05)    $   0.10   $   0.07
                                        ========    ========   ========
    Diluted                             $ (0.05)    $   0.10   $   0.07
                                        ========    ========   ========




            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    16
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                (In thousands)

                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   ---------
Balance 12/31/98   $ 3,321     $ 7,464       -    $ (14,566)   $ (3,781)
Net income             -           -         -          249         249
Debt & accrued
  interest
  converted          3,818         -         -          -         3,818
Other
  obligations
  converted          2,256         -         -          -         2,256
Discount on
  stock issued         -        (2,444)      -          -        (2,444)
                   -------   ---------   -------   ---------   --------
Balance 12/31/99     9,395       5,020       -       (14,317)        98
                   -------   ---------   -------   ---------   --------
Net income             -           -         -           930        930
Stock compen-
  sation and
  discount of
  stock issued         184        (138)      -           -           46
Unrealized loss        -           -         (18)        -          (18)
                   -------   ---------   -------   ---------   --------
Balance 12/31/00     9,579       4,882       (18)    (13,387)     1,056
                   -------   ---------   -------   ---------   --------
Net loss               -           -         -          (478)      (478)
Stock issued           341          34       -           -          375
Change in par value (9,821)      9,821       -           -          -
Debt & accrued
  interest
  converted              1         102       -           -          103
Unrealized loss        -           -          (5)        -           (5)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100   $  14,839   $   (23)  $ (13,865)  $  1,051
                   =======   =========   =======   =========   ========









            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    17
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000  AND 1999

                                                (In thousands)
                                          2001        2000       1999
                                        --------    --------   --------

Cash flows from operating activities:
  Net income (loss)                     $   (478)   $    930   $    249
  Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities
  Minority interest in net loss of
    consolidated subsidiary                   (8)        (29)       (30)
  Depreciation and amortization              227         216        205
  Provision for losses on accounts
    receivable                                21          78        (50)
  Net loss on disposal of fixed assets        29         -          -
  Non-cash operating activities              498          46        136
  Deferred taxes and pension liability       -          (395)       -
  Changes due to (increase) decrease
    in operating assets:
      Receivables                             72        (541)      (133)
      Inventories                           (191)       (129)       205
      Other current assets                   (14)        (48)        (9)
  Changes due to increase (decrease)
    in operating liabilities:
      Accounts payable                      (212)        159       (510)
      Accrued salaries and other
        employee costs                        55          52        (16)
      Accrued interest                         7          (5)         2
      Other current liabilities              (37)        197        138
                                        --------    --------   --------
Net cash provided by (used in)
  operating activities                       (31)        531        187
                                        --------    --------   --------

Cash flows from investing activities:
  Deconsolidation of subsidiary              -           -           31
  Capital expenditures                      (209)       (584)       (79)
  Purchase of marketable securities
    and interest in partnership             (924)        (33)       -
  Proceeds from sales of fixed assets        226           8        -
  Loans made                                 (15)        -          -
                                         --------    -------   --------
Net cash used in investing activities       (922)       (609)       (48)
                                         --------    -------   --------





            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    18
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                 (In thousands)
                                          2001        2000        1999
                                         --------   --------   --------

Cash flows from financing activities:
  Net change in line of credit              (169)        215         17
  Proceeds from short-term borrowings      1,049         300        -
  Repayment of short-term borrowings        (315)       (300)       -
  Proceeds from notes payable - other        -           -           10
  Repayment of notes payable                (109)        (99)      (117)
  Proceeds from issuance of common stock     375         -          -
  Proceeds from issuance of convertible
    debt                                     100         -          -
  Non-cash investing activities              (35)
                                         --------   --------   --------
Net cash provided by (used in)
  financing activities                       896         116        (90)
                                         --------   --------   --------

Net increase (decrease) in cash
    and cash equivalents                     (57)         38         49
Cash and cash equivalents at
    beginning of year                        234         196        147
                                         --------   --------   --------
Cash and cash equivalents at
    end of year                          $   177    $    234   $    196
                                         ========   ========   ========
Supplemental disclosure of cash
  flow information:
    Cash paid during the year
      for interest                       $   222    $    154   $    126
                                         ========   ========   ========

















            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    19
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations   Wilson Brothers USA,
Inc. (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Numo Manufacturing Acquisition, Inc. ("Numo"), LM Plastics, Inc. ("LMP"), Houze Glass Corporation ("Houze") and its 75 percent owned subsidiary Houze West, LLC ("Houze West"). All subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags. These products are primarily distributed throughout the United States through sales representatives. The Company dissolved LMP in 2000 and transferred the remaining assets and liabilities to the Company. During 1998 Houze West was shut down and the operations were transferred to Houze. The Company plans to dissolve Houze West. On April 5, 2001, the Company formed a wholly-owned subsidiary, Wilson Brothers SC, Inc. (WBSC), to manage operations of the parent company.

Principles of Consolidation   The accompanying consolidated financial
statements include the accounts of the Company and it's wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Revenue Recognition   Revenues generally are recognized when goods are
shipped and billed to the customer. Shipping and handling fees charged to the customer are recorded into revenue when incurred.

Inventories   Inventories are stated at the lower of cost or market on
the first-in, first-out basis.

Property and Equipment   Property and equipment are stated at cost less
accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from four to forty years. Expenditures for normal maintenance and repairs are charged to expense as incurred.

Assets that have been fully depreciated are retained in the accounts for as long as they are useful to operations. Upon disposition, it is the Company's policy to eliminate from the accounts the cost of the asset and the related accumulated depreciation and to credit or charge the resulting profit or loss to operations. Regularly, the Company evaluates the functionality of its fixed assets and disposes of those that are not useful or are impaired.


                                    20
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" which is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The new statement establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and that the instruments be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The implementation of this standard did not have a material effect on the financial position or results of operations of the Company.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which will be effective for fiscal years beginning after December 15, 2001. It is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The new statement revises the accounting for goodwill and other intangible assets. The Company plans to implement the new standard during fiscal year 2002 and is currently assessing the effects SFAS 142 will have on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," which will be effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The new statement revises the accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company plans to implement the new standard during fiscal year 2002 and is currently assessing the effects SFAS 144 will have on its financial position and results of operations.

Comprehensive Income   During fiscal year 2000, the Company adopted SFAS
No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. During fiscal year 2001, 2000, and 1999, the Company reported $23,000, $18,000, and $0, respectively, in unrealized losses as other comprehensive income.

Earnings (Loss) per Share   The Company computes net income per share in
accordance with SFAS No. 128. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income (loss) available to common shareholders used in determining basic EPS was $(478,000) in 2001, $930,000 in 2000 and $249,000 in 1999. The weighted average number of shares of common stock used in determining basic EPS was 9.895 million in 2001, 9.425 million in 2000, and 3.827 million in 1999.

                                    21
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining diluted EPS was $(478,000) in 2001, $930,000 in 2000 and $249,000 in 1999. The weighted average number of shares of common stock used in determining diluted EPS was 9.901 million in 2001, 9.425 million in 2000, and 3.827 million in 1999.

Concentration of Credit Risk   Financial instruments that potentially
subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables. As of December 31, 2001, the carrying amount of the Company's deposits at various banks totaled $404,928, of which $244,850 was covered by Federal Depository Insurance ("FDIC"). As of December 31, 2000, the carrying amount of the Company's deposits at various banks totaled $805,977, of which $316,301 was covered by FDIC.

Cash and Cash Equivalents   For purposes of the consolidated balance
sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

Investments   The Company classifies debt and equity securities as
available for sale when, at the time of purchase, it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in stockholders' equity as unrealized gains or losses. Unrealized losses in available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statement of operations. Realized gains or losses on available for sale securities are computed on the specific identification basis. Unrealized losses stemming from these investments, whose decline in value is deemed temporary, totaled $23,000, $18,000, and $0 at December 31, 2001, 2000, and 1999, respectively. The investment in a closely held company is accounted for under the equity method and have been adjusted for permanent impairments.

Reclassifications   Credit balances in accounts receivable, inventory
reserves, and accrued franchise fees in prior year accounts have been reclassified to conform to the current year presentation.

                                    22
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued
Intangible Assets   Intangible assets are amortized using the straight-
line method. Goodwill is amortized over 20 years, trademarks are amortized over 10 years, and non-compete agreements are amortized over the life of the agreements, which is three years. Non-compete agreements were fully amortized at December 31, 2001. The Company continues to evaluate the amortization periods to determine whether events or circumstances warrant revised amortization periods. Additionally, the Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Amortization expense relating to intangible assets totaled $12,000, $33,000, and $80,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

Advertising   The Company expenses the cost of advertising as incurred.
Advertising expense totaled $874,000, $391,000, and $305,000 for the years ending December 31, 2001, 2000, and 1999, respectively.

2. ACQUISITIONS

On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan in the amount of $49,000. To finance the capitalization and loan to BBP, the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P. ("Combahee"), and $40,000 from a company of which Brett Smith, a member of the Company's board of directors, is the principal owner. These loans are payable on demand.

On April 1, 1999, BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.

On October 29, 1999, Bargain Builder.com, Inc. ("BB.com") was formed by the Company and other parties, including board member Brett R. Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares or approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting. Due to the issuance of stock by BB.com during 2001 and 2000, the Company's investment in BB.com was reduced from
                                    23
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS   Continued

41% in 1999 to approximately 22.39% in 2000 and 22.35% in 2001.

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

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (ES) for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. In order to finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of John Sanford, the Company's President. The loan bears interest at prime plus 1% and is personally guaranteed by John Sanford and collateralized by John Sanford's 10.47% interest in Blind John, LLC and 972,326 shares of the Company's stock.

On April 5, 2001, the Company formed a wholly-owned subsidiary, Wilson Brothers SC, Inc. (WBSC), to manage operations of the parent company.

3. INVENTORIES

Inventories consisting of material, labor and overhead are as follows:

                                                        December 31,
                                                     2001         2000
                                                  ----------   ----------
Raw materials                                    $ 1,063,000  $ 1,124,000
Work in process                                      126,000      109,000
Finished goods                                       338,000      119,000
                                                  ----------   ----------
                                                   1,527,000    1,352,000
Reserve                                              (51,000)     (67,000)
                                                  ----------   ----------
                                                 $ 1,476,000  $ 1,285,000
                                                  ==========   ==========

4. PROPERTY AND EQUIPMENT

The following is a summary of the major classifications of property and equipment:

                                                       December 31,
                                                   2001         2000
                                                ----------   ----------
Land                                           $    18,000  $    18,000
Buildings and improvements                         758,000      687,000

                                    24
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT - Continued

Machinery and equipment                          2,657,000    2,749,000
Equipment under capital lease                      357,000          -
Construction in progress                            16,000      100,000
                                                ----------   ----------
                                                 3,806,000    3,554,000
Accumulated depreciation                        (2,586,000)  (2,432,000)
                                                ----------   ----------
                                               $ 1,220,000  $ 1,122,000
                                                ==========   ==========

Depreciation expense totaled $215,000, $183,000, and $126,000 for the years ending December 31, 2001, 2000, and 1999, respectively.
Accumulated depreciation and depreciation expense relating solely to assets under the capital lease equaled $25,000, $0, and $0 for the years ending December 31, 2001, 2000, and 1999, respectively. The construction in progress is equipment to be used in production. Management estimates it will cost $30,000 to complete the projects.

During 2000, the Company was building a machine for use in production. During 2001, management determined that the machine could not meet its needs and cancelled the project. Investment in the machine of $50,000 was written off in 2001.

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

                                                      December 31,
                                                   2001          2000
                                                ----------   ----------
Accounts receivable,  trade                    $ 2,046,000  $ 2,130,000
Accounts receivable,  employees                      9,000       16,000
Accounts receivable,  related parties               36,000        5,000
Accounts receivable,  other                         18,000       30,000
                                                ----------   ----------
                                                 2,109,000    2,181,000
Allowance for doubtful accounts                   (195,000)    (174,000)
                                                ----------   ----------
                                               $ 1,914,000  $ 2,007,000
                                                ==========   ==========

6. ASSET IMPAIRMENTS

Due to a significant decline in operations at ES, the Company's investment therein was significantly impaired. Management believes the impairment is permanent and reduced the recorded amount of the investment by $500,000 in 2001. In March 2002, the Company sold its investment in ES for $420,000.



                                    25
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:
                                                       December 31,
                                                     2001         2000
                                                  ---------    ---------
Investments in partnership and
  marketable securities                          $  434,000   $   15,000
Deferred tax asset                                   52,000       37,000
Long-term note receivable                             5,000          -
                                                  ---------    ---------
                                                 $  491,000   $   52,000
                                                  =========    =========

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                       December 31,
                                                     2001         2000
                                                  ---------    ---------
Accrued pension expense                          $   65,000   $   48,000
Accrued professional fees                            58,000       80,000
Accrued selling expense                              10,000       26,000
Accrued franchise taxes                              55,000       83,000
Lease payable                                       120,000       87,000
Other accrued expenses                              107,000      128,000
                                                  ---------    ---------
                                                 $  415,000   $  452,000
                                                  =========    =========

9. INCOME TAXES

The federal and state income tax (benefit) consists of the following:

                                           Year Ended December 31,
                                       2001          2000         1999
                                    ----------    ---------    ---------
Current:
---------
Federal                            $   (14,000)   $     -     $      -
State                                      -            -            -
                                    ----------    ---------    ---------
  Total current                        (14,000)         -            -
                                    ----------    ---------    ---------

Deferred:
---------
Federal                            $  (156,000)  $ (355,000)  $  (31,000)
State                                      -            -            -
                                    ----------    ---------    ---------
  Total deferred                      (156,000)    (355,000)     (31,000)


                                    26
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES   Continued

  Less valuation allowance             170,000          -         31,000
                                    ----------    ---------    ---------
Income tax benefit                 $       -     $ (355,000)  $      -
                                    ==========    =========    =========

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                            Year ended December 31,
                                       2001          2000         1999
                                     ---------    ---------    ---------
Income (loss) before
  income taxes                      $ (478,000)  $  575,000   $  249,000
Statutory rate                             35%          35%          35%
                                     ---------    ---------    ---------
Total computed tax expense
  (benefit)                           (167,000)     201,000       87,000

(Decrease) increase in taxes
  resulting from:
  Reversal of deferred tax
    liability related to tax
    reserves for open years                -       (317,000)         -
  Non-deductible items                   4,000       (1,000)     (25,000)
  Permanent differences                    -          3,000       (1,000)
  Utilization of net operating loss
    carry forward                          -       (241,000)     (61,000)
  Adjustment of prior year accruals     (7,000)         -            -
  Increase in valuation allowance      170,000          -            -
                                     ---------    ---------    ---------
                                    $      -     $ (355,000)  $      -
                                     =========    =========    =========

Effective income tax rate                   0%           0%           0%
                                     =========    =========    =========

As of December 31, 2001 and 2000, the Company provided a valuation allowance for the net deferred tax assets of $641,000 and $471,000, respectively. As of December 31, 1999 the Company had a $317,000 deferred tax liability, which was recorded in 1992 to reserve for taxes related to income tax audits. During 2000 it was determined that all tax years related to that reserve are closed and no accrual is necessary. Accordingly, the $317,000 reserve was reversed into the deferred tax benefit.

The 2001 valuation allowance increased $170,000 due to the uncertainty of realizing tax benefits from certain asset impairment write-downs and net operating loss carryforwards. The 2000 decrease in the valuation allowance relates to the utilization of net operating loss carry-forwards

                                    27
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES   Continued

and the reversal of the deferred tax asset and the related valuation allowance for net operating losses that expired during 2000. Federal net operating loss carry-forwards of $641,000 and $623,000 remained at December 31, 2001 and 2000, respectively, and begin to expire in 2006. The deferred tax assets primarily result from net operating loss carry-forwards and certain differences in the tax basis and book basis of inventories, receivables, investments, and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                     2001       2000
                                                  ---------   ---------
Deferred tax assets:
Allowance for doubtful accounts                  $   68,000  $  61,000
Inventory reserves and capitalization                58,000     66,000
Net operating loss carry forward                    237,000    218,000
Asset reserves                                       53,000     58,000
Pension benefit accruals                             60,000     60,000
Other liabilities and reserves                       42,000     45,000
Reserve for unrealized losses on
  investment in ESI                                 175,000        -
                                                -----------   ---------
Total deferred tax assets                           693,000    508,000
Less:  valuation allowance                         (641,000)  (471,000)
                                                -----------   ---------
Net deferred tax assets                         $    52,000  $  37,000
                                                 ==========  =========

Deferred tax liabilities:
Depreciation and other                          $   102,000  $  87,000
                                                 ==========  =========

10. SHORT-TERM BORROWINGS

In October 1998, the Company executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. In November 2001 the credit limit was reduced by the bank from $1,050,000 to $800,000. Interest is payable monthly at prime plus 1.25%. Advances are collateralized by Houze's equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-ended mortgage, and are guaranteed by Mr. Sanford. This revolving line of credit's initial maturity was March 31, 2001 and was subsequently renewed on a month-to-month basis until November 2001. In November of 2001 the line of credit was changed from a revolving line of credit to a demand line of credit.

                                    28
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHORT-TERM BORROWINGS   Continued

The short-term borrowings of Houze are as follows:

                                            Year ended December 31,
                                       2001          2000         1999
                                     ---------    ---------    ---------
End of year balance                 $  675,000   $  844,000   $  629,000
Maximum amount of outstanding
  loan during the year              $  844,000   $  844,000   $  637,000
Average balance outstanding
  during the year                   $  756,000   $  635,000   $  500,000
Weighted average interest
  rate during the year                   8.17%       10.50%       9.20%
Interest rate at year end                6.00%       10.75%       9.75%

On February 24, 2000, the Company borrowed $130,000 from a related party, Mr. Sanford's mother, in order to purchase equipment for Numo. The loan was for a term of one year with interest at 8% per annum. In addition, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The warrants may be exercised from February 23, 2000 through February 23, 2003. The loan and the issuance of the warrants was approved by the board of directors and the loan was paid in full in 2000.

As discussed in Note 2, on January 20, 2001, the Company borrowed $569,000 from Sanford ESI, LLC which is wholly-owned by members of the family of John Sanford, the Company's President. The loan bore interest at prime plus 1% and is personally guaranteed by John Sanford and collateralized by John Sanford's 10.47% interest in Blind John, LLC and 972,326 shares of the Company's stock. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth. On November 10, 2001, the loan was assigned to Big Tree Rd, LLC, which is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of 4% plus prime. The principal balance at year-end was $468,361. The weighted average interest rate during 2001 was 8.85%.

On February 6, 2001, the Company issued a $150,000 promissory note to obtain working capital for Numo. The terms of the note are 13% interest and a three-month term. The note is unsecured. On May 6, 2001 the note was renewed for an additional three-month term. A loan commitment fee of $2,250 was paid for the additional renewal. The note was repaid in full on August 6, 2001.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon initial maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit

                                    29
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. SHORT-TERM BORROWINGS   Continued

was extended for six months. The principal balance at December 31, 2001, was $236,298.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance at year-end was zero.

On December 26, 2001, the Company obtained a loan from its CFO, Frank Zanin, of $30,000. The terms of the loan are three months, interest payable at 10%, and a commitment fee of 1.5% of the initial principal balance. The balance at year-end was $30,000.

11.  NOTES PAYABLE, DUE TO AFFILIATES, AND OBLIGATIONS UNDER CAPITAL
     LEASES

As of December 31, 1998, the Company had notes payable to majority owners in the aggregate of $1,500,000 that bore interest at the prime rate and were convertible to 956,937 shares of the Company's common stock. These notes payable originated in 1982. The Company also had amounts due to affiliates of $1,076,000 relating to an assignment of unpaid amounts owed by the Company to former controlling shareholders. On December 6, 1999, the Company executed a Conversion Agreement to convert debt interests to common stock in accordance with a revised conversion calculation as set forth in the Agreement. In accordance with the Agreement, the Company issued 5.8 million shares of its common stock to satisfy outstanding obligations consisting of the $1,500,000 notes payable to majority owners, $870,000 in accrued interest relating to these notes payable and $1,230,000 in amounts due to affiliates and others. The actual transfer of stock certificates to the obligation holders did not occur until August 25, 2000 due to the restrictions placed on the issuance of the Company's securities instituted by Harris, the Company's prior transfer agent.

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
                             ==========      ==========     ==========

(1)   Carrucci Family Partners' ownership is included.


                                    30
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  NOTES PAYABLE, DUE TO AFFILIATES, AND OBLIGATIONS UNDER CAPITAL
     LEASES   Continued

The Company recorded a discount on common stock in the amount of $2,200,000 for the difference between the par value of the shares issued and the carrying value of the obligations converted. The discount was offset against capital in excess of par value on the balance sheet at December 31, 1999.

In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into Purchase Notes in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements, described as follows. The Purchase Notes and amounts payable under the non-compete agreements bear interest initially at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. On each adjustment date (October 1 and April
1) the interest rate shall be increased or decreased (but not below 8% per annum or above 11% per annum) by an amount equal to 50% of the difference between the prime rate published by The Wall Street Journal on the adjustment date in question and the immediately preceding adjustment date. Principal and interest payable on the Purchase Notes and under the non-compete agreements will be paid on the first day of each January, April, July and October, commencing on July 1, 1997. The entire unpaid principal balance on all such obligations shall be due and payable on April 1, 2004. The Purchase Notes are secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes is guaranteed by the Company. The balance outstanding on these Notes as of December 31, 2001 and 2000 was $678,000 and $773,000, respectively.

The Company had a promissory note payable to a bank in the original principal amount of $70,000, repayable over 7 years with interest calculated at 1% over the bank's prime interest rate. The payment of principal was indemnified by Mr. John Sanford. The note was paid in full during 2001.

During 2001, Numo entered into equipment leases with BB&T Leasing Corporation for $354,000. The 60-month leases are accounted for as capital leases and are personally guaranteed by Mr. Sanford. $252,000 of the leases were a leaseback of equipment originally purchased by Numo in 2000 and sold in 2001 to BB&T Leasing Corporation. The balance of the lease obligation at year-end was $319,000, with $57,000 treated as current.

During 2001, the Company issued notes payable to various investors in the aggregate of $100,000 that bore interest at 4% and were convertible to shares of the Company's common stock at $1.10 per share. On October 5, 2001, the Company converted the debt by issuing 93,178 shares of common stock. The Company recorded a premium on common stock in the amount of $102,000 for the difference between the par value of the shares issued


                                    31
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  NOTES PAYABLE, DUE TO AFFILIATES, AND OBLIGATIONS UNDER CAPITAL
     LEASES   Continued

and the price per share. The premium was included in capital in excess of par value on the balance sheet at December 31, 2001.

The following summarizes the balances for notes payable, due to affiliates, and obligations under capital leases as described herein:

                                                       December 31,
                                                    2001         2000
                                                  ---------    ---------
Numo Purchase Notes                              $  678,000   $  773,000
Promissory note                                         -         14,000
Obligation under capital lease                      319,000          -
                                                  ---------    ---------
                                                 $  997,000   $  787,000
                                                  =========    =========

Reconciliation of above to balance sheet:
                                                       December 31,
                                                    2001          2000
                                                  ---------    ---------
Current portion of notes payable and
  obligations under capital lease                $  159,000   $  107,000
Notes payable to others                             576,000      680,000
Obligation under capital lease                      262,000          -
                                                  ---------    ---------
                                                 $  997,000   $  787,000
                                                  =========    =========

Future maturities of notes payable as of December 31, 2001 are as follows:
                   2002                          $ 159,000
                   2003                            173,000
                   2004                            188,000
                   2005                            205,000
                   2006                            197,000
                   Thereafter                       75,000
                                                  --------
                                                 $ 997,000
                                                  ========

12.  PENSION PLAN

Houze sponsors a defined benefit pension plan covering eligible hourly-paid employees of Houze Glass Corporation. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 2001 and 2000, Houze made contributions of approximately $92,000 and $82,000,

                                    32
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  PENSION PLAN   Continued

respectively, to the plan. During 1999, no contributions were required to be made under the plan.

The components of the net periodic benefit cost are as follows:

                                          Year ended December 31,
                                       2001          2000         1999
                                     ---------    ---------    ---------
Service cost                        $   47,000   $   47,000   $   57,000
Interest cost                           59,000       56,000       55,000
Expected return on plan assets         (58,000)     (54,000)     (52,000)
Amortization of prior service cost       7,000        8,000        8,000
Amortization of unrecognized net gain   (7,000)      (8,000)      (3,000)
Amortization of unrecognized
  net transition asset                  (9,000)      (9,000)      (9,000)
                                     ---------    ---------    ---------
    Net periodic benefit cost       $   39,000   $   40,000   $   56,000
                                     =========    =========    =========

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of Houze's plan, amounts recognized in the Company's financial statements, and the principal weighted average assumptions used:

                                                        December 31,
                                                      2001       2000
                                                    --------   --------
Change in projected benefit obligation

 Benefit obligation at beginning of year           $ 830,000  $ 785,000
 Service cost                                         47,000     47,000
 Interest cost                                        58,000     56,000
 Actuarial loss                                       24,000      1,000
 Benefits paid                                       (76,000)   (59,000)
                                                    --------   --------
    Benefit obligation at end of year              $ 883,000  $ 830,000
                                                    ========   ========

                                                        December 31,
                                                     2001        2000
                                                   --------    --------
Change in plan assets

 Fair value of plan assets at beginning of year    $ 735,000  $ 682,000
 Actual return on plan assets                        (16,000)    30,000
 Employer contributions                               92,000     82,000
 Benefits paid                                       (76,000)   (59,000)
                                                    --------   --------
  Fair value of plan assets at year end            $ 735,000  $ 735,000
                                                    ========   ========

                                    33
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  PENSION PLAN   Continued
                                                        December 31,
                                                     2001        2000
                                                   --------    --------
Funded status                                      $(148,000) $ (95,000)
Unrecognized net transition asset                    (18,000)   (27,000)
Unrecognized net gain                                (75,000)  (180,000)
Unrecognized prior service cost                       80,000     87,000
                                                    --------   --------
  Accrued benefit cost                             $(161,000) $(215,000)
                                                    ========   ========

Weighted average assumptions as of December 31,
  Discount rate                                         7.5%       7.5%
  Expected return on plan assets                        8.0%       8.0%

Plan assets are invested in a managed portfolio, consisting primarily of mutual funds that invest in corporate bonds and common stock.

13. RELATED PARTY TRANSACTIONS

There were no charges from affiliates for the years ended December 31, 2001, 2000, and 1999 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $65,000.

45,455 shares of the stock sold during 2001 were sold to a related party for $50,000.

Included in other current assets is $9,000 in rent due to Houze Glass from a related party as well as $33,000 due from an employee.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.

14. LEASES

The Company leases office and manufacturing space as well as various pieces of equipment.

Minimum annual rental commitments under non-cancelable operating leases are as follows:

          Year ending December 31:
                   2002                          $ 115,000
                   2003                          $  93,000
                   2004                          $  35,000
                   2005                          $  10,000
                   2006                          $     -



                                    34
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. LEASES   Continued

Rent expense for the years ended December 31, 2001, 2000, and 1999 was $173,000, $175,000, and $174,000, respectively.

The Company earned $34,000 in sublease rental income during 1999 for office and manufacturing space.

During 2000 and 1999, the Company rented warehouse space to a non-related party. The lease agreement was a yearly lease that changed to a month-to-month lease during 2000. The lessee vacated the premises during July, 2000. The Company earned rental income pursuant to this lease of $34,000 and $50,000 during 2000 and 1999, respectively. The cost of the space rented equaled $101,000 and accumulated depreciation equaled $76,000 at December 31, 2000.

During 2001, the Company rented warehouse space to a related party on a month-to-month basis. The Company earned rental income pursuant to this lease of $27,000 during 2001. The cost of the space rented equaled $158,000 and accumulated depreciation equaled $154,000 at December 31, 2001.

15. COMMITMENTS AND CONTINGENCIES

The Company incurred a net loss of $478,000 for the year ended December 31, 2001, had stockholders' equity of $1,051,000 and working capital of $199,000 as of December 31, 2001. The Company increased sales from operations during 2001 but it incurred a significant loss on the investment in ES and increased operating expenses. The Company had net income of $930,000 and $249,000 for the years ended December 31, 2000 and 1999, respectively, as well as stockholders' equity of $1,056,000 and $98,000 and working capital of $629,000 and $669,000 as of December 31, 2000 and 1999, respectively. The improved financial results were primarily due to the increased sales of certain product lines during 2000.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations. See additional
information regarding bank financing in Note 21   Subsequent Events.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.



                                    35
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. COMMITMENTS AND CONTINGENCIES   Continued

The Company is from time to time involved in routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.

During 2000, Houze West was evicted from property it leased in Nevada. The former landlord has filed a claim against the Company regarding the lease payment due and the Company is defending this claim. The Company believes that any settlement would not have a material adverse effect on its financial condition or its results of operations.

16. STOCKHOLDERS' EQUITY (DEFICIT)

Changes in issued shares during the three years ended December 31, 2001 are as follows:
                                                  Preferred   Common
                                                    Stock      Stock
                                                  ---------  ---------
Balance at December 31, 1998                            -    3,321,039
Issuance of shares to settle liabilities                -    5,800,000
Issuance of shares to Blind John, LLC                   -      273,631
                                                  ---------  ---------
Balance at December 31, 1999                            -    9,394,670
Issuance of shares under stock
  compensation agreement                                -      184,000
                                                  ---------  ---------
Balance at December 31, 2000                            -    9,578,670
Issuance of shares pursuant to
  investment in ES                                      -      341,184
Issuance of shares pursuant to
  debt conversion and investment in ES                  -       93,178
Issuance of shares under stock
  compensation agreement                                -        1,000
                                                ----------  ----------
Balance at December 31, 2001                            -   10,014,032
                                                ==========  ==========

Preferred Stock   The board of directors of the Company has the authority
to issue shares of preferred stock in one or more series and to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of any series, including without limitation, dividend rates, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting the series, without any further vote or action by the holders of common stock. There are no shares of preferred stock issued or outstanding.

Common Stock   The holders of the Company's common stock are entitled to
one vote for each share held of record on all matters submitted to a vote


                                    36
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. STOCKHOLDERS' EQUITY (DEFICIT)   Continued

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

The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. The Company paid no dividends in 2001, 2000, or 1999. The Company has no present plan for the payment of any dividends.

Changes in Issued Shares and in Paid-In Capital   On May 14, 2001, the
board of directors approved an amendment to the articles of incorporation reducing the par value of its preferred and common stock from $1.00 to $.01 per share and increasing the number of authorized shares of common stock from 10 million to 30 million. As a result of the reduction in par value, the common stock account was reduced by $9,821,000 and the additional paid in capital account was increased by the same amount in the accompanying Consolidated Statement of Changes in Stockholders' Equity for 2001. This change was filed with the State of Illinois on October 2, 2001.

Warrants   During 2000, the board of directors approved the issuance of
7,500 warrants, which allows the holder to purchase one share of common stock at $.25 per share for each warrant held. These warrants are exercisable through February 23, 2003. There were no outstanding warrants at December 31, 1999. No warrants were issued during 2001.

17.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company's investment in an unconsolidated subsidiary consists of its interest in BB.com, which was formed in 1999. Due to the issuance of stock by BB.com during 2000 and 2001, the Company's investment in BB.com was reduced from 41% to approximately 22.35% of the outstanding common stock. At December 31, 2001 and 2000, the Company's balance in its investment in unconsolidated subsidiary account is zero due to losses incurred by BB.com in excess of the Company's investment balance. The Company's share of unrecognized losses related to its investment in BB.com for the years ending December 31, 2001 and 2000 were $170,000 and $296,000, respectively. Summarized financial information as of and for the years ending December 31, 2001 and 2000 is as follows:






                                    37
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  INVESTMENT IN UNCONSOLIDATED SUBSIDIARY   Continued

Condensed Statement of Earnings Information:
                                                    2001         2000
                                                 ----------   ----------
  Net sales                                     $ 6,146,000  $ 3,333,000
                                                 ==========   ==========
  Gross profit                                  $ 1,411,000  $   423,000
                                                 ==========   ==========
  Net loss                                      $(  761,000) $(1,321,000)
                                                 ==========   ==========

Condensed Balance Sheet:

  Current assets                                $ 1,522,000  $ 1,865,000
  Non current assets                                153,000      175,000
                                                 ----------   ----------
                                                $ 1,675,000  $ 2,040,000
                                                 ==========   ==========

  Current liabilities                           $ 1,142,000  $   603,000
  Stockholders' equity                              533,000    1,437,000
                                                 ----------   ----------
                                                $ 1,675,000  $ 2,040,000
                                                 ==========   ==========

18.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
     NONFINANCIAL ENTITY

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and short-term investments   The carrying amount approximates fair
value because of the short maturity of those instruments.

Accounts receivable   The carrying value of accounts receivable
approximates fair value due to their short-term nature and historical collectibility.

Short-term notes receivable   The carrying value of short-term notes
receivable approximates fair value due to their short-term nature.

Long-term investments   The fair values of some investments are estimated
based on quoted market prices for those or similar investments. For other investments for which there are no quoted market prices, an estimate of fair value was made based on the Company's knowledge of the investee and anticipated growth potential.

Accounts payable   The carrying value of accounts payable approximates
fair value due to the short-term nature of the obligations.


                                    38
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
     NONFINANCIAL ENTITY   Continued

Short-term borrowings   The carrying value of short term borrowings
approximates fair value due to the short term nature of the obligations.

Notes payable to others   The carrying amounts reported in the balance
sheet approximate fair value based on current market rates for notes with similar maturities and terms.

The estimated fair values of the Company's financial instruments are as follows:

                                          December 31,
                                 2001                       2000
                          ------------------         -----------------
                          Carrying     Fair          Carrying    Fair
                          Amount       Value         Amount      Value
                          --------     ------        --------    ------

Cash and short-term
  investments         $   177,000  $   177,000   $   234,000  $   234,000
Accounts receivable,
  net of allowance
  for doubtful
  accounts            $ 1,914,000  $ 1,914,000   $ 2,007,000  $ 2,007,000
Long-term
  investments for
  which it is
  practicable to
  estimate fair
  value               $   434,000  $   434,000   $    15,000  $    15,000
Accounts payable      $ 1,197,000  $ 1,197,000   $ 1,409,000  $ 1,409,000
Short-term
  borrowings          $ 1,409,000  $ 1,409,000   $   844,000  $   844,000
Notes payable to
  others              $   678,000  $   678,000   $   787,000  $   787,000

The company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value.
Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and estimation methodologies may have a material effect on the estimated fair values.






                                    39
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. NON-CASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 1, in 2001 and 2000, respectively, unrealized losses of $23,000 and $18,000 on investments classified as available-for-sale were reported as other comprehensive income.

As discussed in Note 20, in 2000, the Company issued 184,000 shares of common stock as compensation to directors, officers, and other employees.

As discussed in Note 2, in 2000, Houze purchased various assets of a customer in exchange for the forgiveness of the customer's accounts payable balance to Houze of $130,000.

As discussed in Note 6, in 2001, the Company recognized a loss of $500,000 due to the permanent impairment of its investment in ES.

As discussed in Note 11, in 2001, the Company issued common stock pursuant to debt conversion and its related accrued interest. This accrued interest generated $2,000 in expense. Common stock of $900 and additional paid in capital of $102,000 was recorded in connection with this conversion.

As discussed in Note 11, in 2001, the Company recorded fixed assets and obligations under capital leases pursuant to arrangements to lease equipment from BB&T Leasing Corporation.

As discussed in Note 16, in 2001, the Company recorded a change in the par value of its common and preferred stock, from $1.00 per share to $.01 per share. This generated a decrease in common stock of $9,821,000, which was recorded as additional paid in capital.

20. STOCK COMPENSATION

On October 10, 2000, the board of directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. On October 20, 2000, the board of directors approved the issuance of 184,000 shares of the Company's stock under the Plan. The shares were subsequently issued at an exercise price of $0.25 per share to certain employees and directors of the Company as additional compensation. During the year ended December 31, 2000, the Company recognized $46,000 in compensation expense under the Plan. Since the value assigned was $0.25 per share, and par value is $1.00 per share, the difference of $138,000 was taken against capital in excess of par value. During 2001, the Company issued the remaining 1,000 shares to an employee.






                                    40
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. SUBSEQUENT EVENTS

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interet calculated at 10% per annum. In addition the Company will pay a 1.5% loan commitment fee upon maturity. The note is unsecured.

On January 23, 2002, the Company borrowed $25,000 from Frank Zanin, the Company's Director, CEO, and CFO to provide working capital for WBSC. The terms of the note are 10% interest and a three-month term. In addition a 1.5% loan commitment will be paid. The note is unsecured and was repaid in full in March 2002.

In February 2002, the Company formed Third Solutions, Inc., a South Carolina corporation. Third Solutions, Inc. will market, distribute and sell promotional products.

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 term loan
at the bank's prime rate for seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first term year. Advances on the term loan are secured by the company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan.

On March 4, 2002, the Company sold its 17.04% investment in ES for $420,000 and terminated the relationship with ES.

On February 15, 2002, the $300,000 line of credit, discussed in Note 10, was extended for 6 months.

On March 11, 2002, the Company repaid the $30,000 note to its CFO, Frank Zanin, discussed in Note 10.











                                    41
Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The table below sets forth the names, ages and positions of the Company's directors and executive officers as of December 31, 2001:

Name                                   Age        Position
Frank J. Zanin, Jr.                    35         Director, Chief
                                                  Executive Officer and
                                                  Chief Financial Officer

John H. Sanford                        35         President and Director

Brett R. Smith                         36         Director

Michael Hicks                          36         President, Numo
                                                  Manufacturing
                                                  Acquisitions, Inc.

David Weimer                           46         President, Houze Glass
                                                  Corporation

     The Board of Directors currently consists of three directors. Directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

     The Company's officers are elected by the Board of Directors and hold office at the discretion of the Board.

Frank J. Zanin, Jr. has been a director since April 24, 1997 and employed by the Company as Chief Executive Officer and Chief Financial Officer since March 1, 2000 and June 30, 1999, respectively. Mr. Zanin served as a Financial Analyst for Roper Health Systems, Inc. between November 1993 and January 1999. Mr. Zanin earned his M.B.A. from The College of William and Mary in 1991 and is a certified public accountant.

John H. Sanford has been President of the Company since 1996 and a member of the Board of Directors since April 1995. Mr. Sanford served as the Company's Chief Executive Officer from April 30, 1996 to March 1, 2000. Since January 01, 2001, Mr. Sanford has been the Chief Executive Officer of BargainBuilder.com, Inc. Between March 7, 1994 and June 30, 1999, Mr. Sanford also served as the Company's Chief Financial Officer. He also became Secretary of the Company and a Director in April 1995. Between 1993 and 1999 Mr. Sanford was an equity trader for Carr Securities, Inc., a New York brokerage firm. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.


                                    42
Brett R. Smith has been a director since April 17, 1997. In 1993 he co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. Mr. Smith earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993. Since January 1, 2001, Mr. Smith has been the Chief Operating Officer of BargainBuilder.com, Inc.

Michael Hicks has been President of Numo since January 1, 2000 and employed as Vice President of Sales and Marketing of Numo and Houze since 1997. Prior to that he was Vice President of Sales and Marketing of Custom Printing, Inc. Mr. Hicks earned his B.B.A. from Texas A&M
University in 1986.

David Weimer has been President of Houze since January 1, 2000. Prior to that Mr. Weimer was General Manager and Controller of Houze since 1997. Prior to 1997 Mr. Weimer held several positions of increasing responsibility to include: Cost Accountant, Manufacturing Service
Manager, Credit Manager, and Director of Operations. Mr. Weimer has been employed with Houze since 1986.



     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (the "Company Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, the Company believes that during 2001 the following acquisitions or dispositions of the Company's Common Stock were reported late to the Securities and Exchange Commission on Form 5: Frank J. Zanin, Jr. one
acquisition transaction; Brett R. Smith   two acquisition transactions;
John H. Sanford   two acquisition transactions.























                                    43
Item 10 - Executive Compensation.

     The following table sets forth the compensation of the Company's Chief Executive Officer and the executive officers and additional employees whose total salary and bonus exceeded $100,000 individually during the years ended December 31, 2001, 2000 and 1999.

Summary Compensation Table
                       ---------------------------

Name and Principal                        Annual           Long Term
     Position                 Year     Compensation       Compensation
-------------------          ------  ----------------   ---------------
                                                           All Other
                                      Salary    Bonus    Compensation
                                     --------  -------   -------------

Frank J. Zanin, Jr.            2001  $75,000      -              -
Chief Executive Officer (1)    2000  $65,000      -        $10,000(2)
                               1999  $28,000(3)   -              -

John H. Sanford                2001  $55,000      -              -
President and Director         2000  $65,000      -         $5,000(2)
                               1999  $80,000      -              -

Michael Hicks                  2001  $87,844   $42,150           -
President Numo                 2000  $87,000   $50,000     $18,750(2)
                               1999  $71,000   $18,000           -
-------------------
(1) Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr., the Company's then Chief Financial Officer, as Chief Executive Officer replacing John H. Sanford.

     Since January 1, 2000, Mr. Sanford has been the Chief Executive Officer of BargainBuilder.com, Inc.

(2)  On October 20, 2000, the Company granted 20,000, 40,000, and 75,000 shares of its Common Stock valued at $0.25/share on the date of grant to Mr. Sanford, Mr. Zanin, and Mr. Hicks, respectively, pursuant to the Plan as compensation for their services.

(3)  Mr. Zanin was employed by the Company starting in June of 1999.




Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of March 26, 2002, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment

                                    44
power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

Name and Address(1)         Amount of
of Beneficial Owner     Beneficial Ownership       Percent of Class
-------------------    ----------------------     ------------------
John H. Sanford             5,210,702                  52.00%

Walter P. Carucci           1,498,267(2)               14.95%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Carucci Family Partners       724,968                   7.31%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Marshall C. Sanford, Jr.      662,507                   6.61%
1725 Atlantic Avenue,
Sullivans Island, SC 29482

Frank J. Zanin, Jr.            77,500                    *

Brett R. Smith                103,455                   1.03%

All Directors and
Executive Officers
(3 persons)(3)              5,391,657                  53.80%

(1)Unless otherwise indicated, the address for the beneficial owner is c/o Wilson Brothers USA, Inc., 125 King Street, Charleston SC, 29401.

(2)Includes 724,968 shares owned by Carucci Family Partners, a partnership in which Mr. Carucci is the general partner.

(3)Includes shares owned by Mr. John H. Sanford, Mr. Zanin and Mr. Smith.

*     Less than 1%.

     Director Compensation

     The Company has no compensatory arrangement with its directors for their service on the board and did not pay its board members for their service during the fiscal year ended December 31, 2001.

Item 12 - Certain Relationships and Related Transactions.

     On February 24, 2000 the Company borrowed $130,000 from Mrs. Margaret S. Peyton, Mr. Sanford's mother, in order to purchase equipment for Numo. The loan is for a term of one year with interest at 8% per annum and was paid in full February 24, 2001. In addition, the Company issued Mrs. Peyton warrants to purchase 7,500 shares of Common Stock of the Company for $0.25 per share. The Board of Directors approved the loan and the issuance of the warrant.


                                    45
     On September 20, 2000, Blind John, LLC, of which John Sanford was approximately a 3% owner, sold its 273,631 shares of the Company's Common Stock to its members as follows: John Sanford, William Sanford, Marshall Sanford and Margaret S. Sanford, 68,408, 68,408, 68,407 and 68,408 shares, respectively.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit is secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and again on February 15, 2002 the line was extended for an additional six months. The balance as of December 31, 2001 was approximately $236,000.


     On January 19, 2001, Brett R. Smith, Director of the Company, purchased 45,455 of the 341,183 shares of Common Stock sold in connection with the Common Stock offering to partially finance the purchase of a 17.04% interest in ES for a purchase price of $50,000.


     To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months.
As of December 31, 2001 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was due each month on November 18, 2001, December 18, 2001, and January 18, 2002 if the loan was not paid in full. The $1,000 fee will be prorated if the outstanding loan balance is partially paid down from its balance as of July 18, 2001. The loan balance was not paid down and consequently the entire fee was paid in 2001. On November 10, 2001 the loan from Sanford ESI, LLC was assigned to Big Tree Road, LLC, a Sanford family partnership. On January 2, 2002, the loan was extended for an additional six months at prime plus 4%. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes and used such proceeds to pay down the amounts owed to Big Tree Road, LLC formerly Sanford ESI, LLC. On October 5, 2001 the principal amount of the Notes and $2,496 in accrued interest was converted into 93,178 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. Mr. Sanford also owns 31.0% of Big Tree Road, LLC and the family members of Mr. Sanford own the balance.

     In December 2001 and January 2002, the Company borrowed $30,000 and $25,000, respectively, from Frank J. Zanin, Jr., Chief Executive Officer and director of the Company. The promissory notes bore interest at 10% per annum and had a three-month term. In addition a loan commitment fee of 1.5% or $825 will be paid for both loans. The notes are unsecured. On March 11, 2002 both notes were paid in full.


                                    46


Item 13   Exhibits and Reports on Form 8-K.

(a) The exhibits required by Item 601 of Regulation S-B are listed below. The only management contract or compensatory plan or arrangement is filed as Exhibit 10.4.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2001.

(c)   Financial Statement Schedule:

      II.   Valuation and Qualifying Accounts   Three years ended
December 31, 2001

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.



Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company*

3.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's
            Form 10-KSB for the year ended December 31, 2000.

4.1 Articles of Incorporation (including all amendments thereto) of the Company*

4.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's
            Form 10-KSB for the year ended December 31, 2000.

4.3 Specimen certificate, Common Stock, $0.01 par value per share*

4.4 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999

4.5 Warrant to purchase 7,500 shares of Common Stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 incorporated herein by reference from the Company's Form 10-K for the year ended
            December 31, 1999


                                    47

10.1 Note Agreement between Houze Glass Corporation and Mellon Bank dated April 20, 2000, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.2 Asset Purchase Agreement between Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., and Numo Manufacturing Acquisition, Inc. dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998

10.3 Numo Manufacturing Acquisitions, Inc.'s promissory notes to Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998

10.4 Wilson Brothers USA, Inc. 2000 Stock Plan, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999

10.5        Employment Solutions, Inc. Asset Purchase and
            Contribution Agreement dated November 7, 2000 with
            Addendum One and Two, dated December 12, 2001 and
            January 12, 2000, respectively incorporated by reference from the Company's Form 10-KSB for the year ended
            December 31, 2000.

10.6        Option Agreement dated January 19, 2001 to purchase a
            78.7% membership interest in Employment Solutions
            Acquisition, LLC, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.7 Promissory Note Line of Credit between Blind John, LLC and the Company dated March 1, 2001, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.8 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Form 10-QSB filed on May 14, 2001.

10.9 Promissory Note between Jeffrey Buckalew and the Company dated February 22, 2002*

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share   Five Years Ended December 31, 2001*

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1        Power of Attorney (included on signature pages
                   hereto)*
_____________________
*  being filed herewith.


                                    48
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BROTHERS USA, Inc.
Dated: March 26, 2002                  By: /s/ Frank J. Zanin Jr.
                                           -----------------------
                                              Frank J. Zanin, Jr.
                                              Chief Executive Officer
                                              and Chief Financial Officer

We, the undersigned directors and officers of Wilson Brothers USA, Inc. (the "Company"), do hereby constitute and appoint Frank J. Zanin, Jr., our true and lawful attorney-in-fact and agent, with full power of substitution, to execute and deliver an Annual Report on Form 10-KSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 2001, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents shall do or cause to be done by virtue of this power of attorney.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date                     Signature                  Titles
------                 --------------            --------------
March 26, 2002    /s/Frank J. Zanin, Jr.    Chief Executive Officer,
                  ----------------------    Chief Financial Officer and
                     Frank J. Zanin, Jr.    Director(Principal Executive
                                            Officer and Principal
                                            Financial Officer)

March 26, 2002    /s/John H. Sanford        President and Director
                  ----------------------
                     John H. Sanford

March 26, 2002   /s/ Brett R. Smith         Director
                  ----------------------
                     Brett R. Smith






                                    49
INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                               Page
                                                               ----
Valuation and Qualifying Accounts   Three years
ended December 31, 2001                                         50


Schedule II
              WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                  Three years ended December 31, 2001

                                          Additions
                              Balance at  charged to Deductions   Balance
                              beginning   costs and     from       at end
Description                    of year    expenses    reserves    of year
----------------------        ---------   --------    --------    -------

Year ended December 31, 2001:
  Receivables   allowance
  for doubtful accounts       $174,000    $210,000    $190,000   $194,000
                              ========    ========    ========   ========
Year ended December 31, 2000:
  Receivables   allowance
  for doubtful accounts        $96,000    $190,000    $112,000   $174,000
                              ========    ========    ========   ========

Year ended December 31, 1999:
  Receivables   allowance
  for doubtful accounts       $146,000    $127,000    $177,000    $96,000
                              ========    ========    ========   ========

























                                    50
Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company*

3.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's
            Form 10-KSB for the year ended December 31, 2000.

4.1 Articles of Incorporation (including all amendments thereto) of the Company*

4.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's
            Form 10-KSB for the year ended December 31, 2000.

4.3 Specimen certificate, Common Stock, $0.01 par value per share*

4.4 Plan for Conversion of Convertible Notes and Accounts Receivable by and between the Company and certain security holders incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999

4.5 Warrant to purchase 7,500 shares of Common Stock, issued to Margaret S. Peyton, Mr. Sanford's Mother, on February 23, 2000 incorporated herein by reference from the Company's Form 10-K for the year ended
            December 31, 1999

10.1 Note Agreement between Houze Glass Corporation and Mellon Bank dated April 20, 2000, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.2 Asset Purchase Agreement between Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., and Numo Manufacturing Acquisition, Inc. dated April 30, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998

10.3 Numo Manufacturing Acquisitions, Inc.'s promissory notes to Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. dated May 1, 1997, incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998

10.4 Wilson Brothers USA, Inc. 2000 Stock Plan, incorporated herein by reference from the Company's Form 10-K for the year ended December 31, 1999




                                    51
10.5        Employment Solutions, Inc. Asset Purchase and
            Contribution Agreement dated November 7, 2000 with
            Addendum One and Two, dated December 12, 2001 and
            January 12, 2000, respectively incorporated by reference from the Company's Form 10-KSB for the year ended
            December 31, 2000.

10.6        Option Agreement dated January 19, 2001 to purchase a
            78.7% membership interest in Employment Solutions
            Acquisition, LLC, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.7 Promissory Note Line of Credit between Blind John, LLC and the Company dated March 1, 2001, incorporated by reference from the Company's Form 10-KSB for the year ended December 31, 2000.

10.8 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Form 10-QSB filed on May 14, 2001.

10.9 Promissory Note between Jeffrey Buckalew and the Company dated February 22, 2002*

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share   Five Years Ended December 31, 2001*

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1        Power of Attorney (included on signature pages
                   hereto)*
_____________________
*  being filed herewith.























                                    52
Exhibit 11.1

                 Wilson Brothers USA, Inc. and Subsidiaries
       Computation of Earnings (Loss) per Common and Equivalent Share
                     Five Years Ended December 31, 2001
                  (In thousands, except per share amounts)

                                    2001    2000    1999    1998    1997
                                    ----    ----    ----    ----    ----
Income (loss) from
   continuing operations           $(478)   $930    $249   $(290)   $497
Add: Interest on convertible
     note payable                     --      --      *       *      125
                                    ----    ----    ----    ----    ----

     Adjusted net income (loss)    $(478)   $930    $249    (290)   $622
                                    ====    ====    ====    ====    ====

Weighted average Common Stock and
   common stock equivalents:

Common Stock                       9,901   9,425   3,827   3,321   3,321
Conversion of note payable,
   including interest thereon         --      --      --      *    1,348
Issuable pursuant to a loan
   origination fee                    --      --      --      *      140
                                    ----    ----    ----    ----    ----

Diluted                            9,901   9,425   3,827   3,321   4,809
                                   =====   =====   =====   =====   =====

Earnings (loss) per common and
   equivalent share:

          Basic                   $(0.05)  $0.10   $0.07  $(0.09)  $0.15
                                    ====    ====    ====    ====    ====

          Diluted                 $(0.05)  $0.10   $0.07  $(0.09)  $0.13
                                    ====    ====    ====    ====    ====

*Antidilutive













                                    53


Exhibit 21.1

                   Subsidiaries of Wilson Brothers USA, Inc.

                            State of Incorporation/
Name                             Organization
-----------                      ------------

Houze Glass Corporation           Pennsylvania
Numo Manufacturing, Inc.          Texas
Houze West, LLC                   Nevada
Wilson Brothers SC, Inc.          South Carolina
Third Solution, Inc.              South Carolina











































                                    54
Exhibit 3.1 and 4.1

            AMENDED AND RESTATED ARTICLES OF INCORPORATION

                                OF

                     WILSON BROTHERS USA, INC.


ARTICLE I
Restated Name

The name of the Corporation is Wilson Brothers USA, Inc. (the
"Corporation"). The Corporation was originally incorporated as "Wilson Brothers" on January 11, 1898 and changed its name from "Wilson Brothers" to "Wilson Brothers USA, Inc." pursuant to Articles of Amendment filed with the Illinois Secretary of State on August 20, 1997.

ARTICLE II
Restated Registered Office and Agent

The Corporation's registered office in the State of Illinois is located at 208 South La Salle Street, Chicago, Du Page County, Illinois 60604 and CT Corporation System is the Corporation's registered agent at such address.

ARTICLE III
Restated Duration

The duration of the Corporation is perpetual.

ARTICLE IV
Amended and Restated Purpose

The purpose for which the Corporation is organized is to carry on and to engage in any lawful act or activity for which corporations may be organized under the Illinois Business Corporation Act of 1983, as amended.

ARTICLE V
Amended and Restated Authorized Stock

PARAGRAPH 1: The total number of shares, which the Corporation is authorized to issue, is 35,000,000, which are divided into two classes as follows:

(a) 5,000,000 shares of Preferred Stock, $0.01 par value per share (the "Preferred Stock"); and

(b) 30,000,000 shares of Common Stock, $0.01 par value per share (the "Common Stock").

PARAGRAPH 2: The preferences, qualifications, limitations, restrictions and the special or relative rights in respect of the shares of each class are:
                                    55

SECTION 1. PREFERRED STOCK. The Board of Directors is authorized, at any time and from time to time, to provide for the issuance of shares of Preferred Stock in one or more series with such designations, preferences, voting powers and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof as are stated and expressed in the resolution or resolutions providing for the issuance of such Preferred Stock adopted by the Board of Directors, and as are not stated and expressed in these Amended and Restated Articles of Incorporation or any amendment thereto, including, but not limited to, determination of any of the following:

(a) the distinctive serial designation and the number of shares constituting a series;

(b) the dividend rate or rates, whether dividends are cumulative (and if so on what terms and conditions), the payment date or dates for dividends and the participating or other special rights, if any, with respect to dividends;

(c) the voting rights, full or limited, if any, of the shares of the series, which could include the right to elect a specified number of directors in any case if dividends on the series are not paid for in a specified period of time;

(d) whether the shares of the series are redeemable and, if so, the price or prices at which, and the terms and conditions on which, the shares may be redeemed, which prices, terms and conditions may vary under different conditions and at different redemption dates;

(e) the amount or amounts, if any, payable upon the shares of the series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation prior to any payment or distribution of the assets of the Corporation to any class or classes of stock of the Corporation ranking junior to the series;

(f) whether the shares of the series are entitled to the benefit of a sinking or retirement fund to be applied to the purchase or redemption of shares of the series and the amount of the fund and the manner of its application, including the price or prices at which the shares of the series may be redeemed or purchased through the application of the fund;

(g) whether the shares are convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the Corporation and the conversion price or prices, or the rates of exchange, and the adjustments thereof, if any, at which the conversion or exchange may be made, and any other terms and conditions of the conversion or exchange; and

(h) any other preferences, privileges and powers, and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of a series, as the board of directors may deem advisable and as are not inconsistent with the provisions of these Amended and Restated Articles of Incorporation.


                                    56

SECTION 2. COMMON STOCK

A. VOTING RIGHTS. Except as may be otherwise required by law or in these Amended and Restated Articles of incorporation or any amendment thereto, each holder of Common Stock has one vote in respect of each share of stock held by the holder of record on the books of the Corporation on all matters voted upon by the shareholders.

B. DIVIDENDS. Subject to the preferential rights of the Preferred Stock, the holders of Common Shares are entitled to receive, to the extent permitted by law, such dividends as may be declared from time to time by the Board of Directors.

C. LIQUIDATION. In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Corporation, after distribution in full of the preferential amounts, if any, to be distributed to the holders of shares of Preferred Stock, holders of Common Stock shall be entitled to receive all of the remaining assets of the Corporation of whatever kind available for distribution to shareholders ratably in proportion to the number of shares of Common Stock held by them respectively. The Board of Directors may distribute in kind to the holders of Common Stock such remaining assets of the Corporation or may sell, transfer or otherwise dispose of all or any part of such remaining assets to any other corporation, trust or other entity and receive payment therefore in cash, stock or obligations of such other corporation, trust or other entity, or any combination hereof, and may sell all or any part of the consideration so received and distribute any balance thereof in kind to holders of Common Stock. Neither the merger or consolidation of the Corporation into or with any other corporation or corporations, nor the purchase or redemption of shares of stock of the Corporation of any class, nor the sale or transfer by the Corporation of all or any part of its assets, nor the reorganization or recapitalization of the Corporation, shall be deemed to be a dissolution, liquidation or winding up of the Corporation for the purposes of this paragraph.

D. MANDATORY REDEMPTION. None of the Common Shares of the Corporation shall be subject to mandatory redemption.

PARAGRAPH 3. NO PREEMPTIVE RIGHTS. Except for the conversion of Preferred Shares as may be determined by the Board of Directors, no holder of shares of any class of the Corporation shall have any preemptive right to subscribe for or acquire additional shares of the Corporation of the same or any other class, or any other securities convertible into or evidencing or accompanied by any right to subscribe for, purchase or acquire shares of stock of any class of the Corporation, whether such shares be hereby or hereafter authorized; all such additional shares may be sold for such consideration, at such time, and to such person or persons as the Board of Directors may from time to time determine, subject to the limitations hereinabove set forth.






                                    57

ARTICLE VI
Amended and Restated Board of Directors

The number of Directors shall be fixed in the manner provided by the Bylaws of the Corporation. The Bylaws may establish a variable range for the size of the Board of Directors by prescribing a minimum and maximum number of directors.

ARTICLE VII
Amended and Restated Amendments

In the event the Board of Directors of the Corporation shall, by resolution adopted by a majority of the Directors then in office, recommend to the shareholders the adoption of an amendment to these Amended and Restated Articles of Incorporation, the shareholders of record holding a two-thirds of the total voting power of all then outstanding shares entitled to vote in the election of Directors of the Corporation, voting as a single class (unless otherwise required by law), may so amend these Amended and Restated Articles of Incorporation.

ARTICLE VIII
Amended and Restated Bylaw Amendments

In furtherance and not in limitation of the powers conferred by the laws of Illinois, the Board of Directors is expressly authorized and empowered to make, alter, amend and repeal the Bylaws of the Corporation in any respect not inconsistent with the laws of the State of Illinois or with these Amended and Restated Articles of Incorporation.

ARTICLE IX
Amended and Restated Books and Records

The books of the Corporation may be kept at such place within or without the State of Illinois as the Bylaws of the Corporation may provide or as may be designated from time to time by the Board of Directors of the Corporation.

ARTICLE X
Amended and Restated Written Ballots

Election of Directors need not be by written ballot unless the Bylaws of the Corporation so provide.

ARTICLE XI
Amended and Restated Personal Liability

A Director of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for breach of fiduciary duty as a Director, except for liability (i) for any breach of the Director's duty of loyalty to the Corporation or its shareholders,
(ii) for the acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section
8.65 of the Illinois Business Corporation Act, as the same exists or hereafter may be amended or (iv) for any transaction from which the Director derived an improper personal benefit.

                                    58
If the Illinois Business Corporation Act hereafter is amended to authorize the further elimination or limitation of the liability of Directors, then the liability of the Corporation's Directors shall be eliminated or limited to the full extent authorized by the Illinois Business Corporation Act, as so amended.

Any repeal or modification of this Article shall not adversely affect any right or protection of a Director of the Corporation existing at the time of such repeal or modification.

ARTICLE XII
Amended and Restated Indemnification

Each person who is or was a Director or officer of the Corporation and each person who serves or served at the request of the Corporation as a director, officer or partner of another enterprise shall be indemnified by the Corporation in accordance with, and to the fullest extent authorized by, the Illinois Business Corporation Act of 1983, as the same now exists or may be hereafter amended. No amendment to or repeal of this Article shall apply to or have any effect on the rights of any individual referred to in this Article for or with respect to acts or omissions of such individual occurring prior to such amendment or repeal.

ARTICLE XIII
Amended and Restated Issued and Outstanding Shares

As of the date of adoption of these Amended and Restated Articles of Incorporation, 9,919,854 Common Shares of the Corporation are outstanding and no shares of Preferred Stock are outstanding and the Corporation's paid-in-capital is $14,836,525.


























                                    59
Exhibit 4.3

                 [SPECIMEN COMMON STOCK CERTIFICATE]

NUMBER                                                      SHARES

         INCORPORATED UNDER THE LAWS OF THE STATE OF ILLINOIS
                      WILSON BROTHERS USA, INC.
       THIS CERTIFICATE IS TRANSFERABLE IN THE CITY OF NEW YORK

COMMON                                                      COMMON

THIS CERTIFIES that
                         -----------------



is the owner of
                         -----------------


FULL-PAID AND NON-ASSESSABLE COMMON SHARES OF THE PAR VALUE OF $0.01 EACH OF WILSON BROTHER USA, INC. (hereinafter called the "Corporation"), transferable on the books of the corporation by the holder hereof in person or by duly authorized attorney upon surrender of this certificate properly endorsed. This certificate and the shares represented hereby are issued and shall be held subject to all of the provisions of the Articles of Incorporation of the Corporation, as amended, (a copy of which is on file with the Transfer Agents), to all of which the holder by acceptance hereof assents. This certificate is not valid until countersigned by a Transfer Agent and registered by a Registrar.

     WITNESS the seal of the Corporation and the facsimile signatures of it duly authorized officers.

Dated

	/s/ Frank Zanin					/s/ John Sanford
          Secretary					    President


     For value received,.........hereby sell, assign and transfer unto

---------------------------
---------------------------

of the capital stock represented by the within Certificate, and do hereby irrevocably constitute and appoint

---------------------------
Attorney to transfer the said stock on the books of the within-named Company with full power of substitution in the premises.

Dated,
        ------------------------
                                      --------------------------
                                    60
Exhibit 10.9

STATE OF TEXAS                )
                              )                     PROMISSORY NOTE

$ 150,000                                    Date: February 22, 2002


     FOR VALUE RECEIVED, the Undersigned, NUMO	 Manufacturing, Inc. (the
"Borrower") hereby promises to pay to the order of Jeffrey Buckalew (hereinafter "Lender"), his heirs or assigns, at New York, New York, in lawful money of the United States of America, the principal sum of One Hundred Fifty Thousand and 00/100 ($150,000) Dollars, together with interest payable from the date hereof at the rate of thirteen percent (10%) per annum on the unpaid balance, whether maturity be due to acceleration or a passage of time or otherwise. Principal and interest shall be due and paid on May 23, 2002, along with a 1.5% loan commitment fee.

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

     Borrower hereby waives presentment, protest, demand, notice of protest, notice of dishonor and any and all other notices and demands which may be made or required to be made by Lender hereunder. Borrower also expressly agrees that Lender may, without in any way affecting the liability of Borrower or any guarantor hereof, (i) extend the time for payment of any amount hereunder, (ii) accept further security or release security for payment of this Note, (iii) otherwise modify the terms of this Note or of any other document delivered in connection herewith, and
(iv) sell or assign all or part of Lender's interest and rights in and under this Note. No extension of time for payment of any amount


                                    61
hereunder or renewal or modification hereof made by agreement by Lender with any person shall affect Borrower's liability under this Note, if Borrower is not a party to such agreement. This Note may not otherwise be modified except in writing executed by, at least, the party against whom such modification is sought to be enforced.


     All references herein to Lender shall include and refer to his heirs, successors and assigns. All references herein to Borrower shall include and refer to the undersigned, its successors and assigns. This Note shall be governed by and construed in accordance with the laws of the State of Texas.


     IN WITNESS WHEREOF, this Note has been duly executed and delivered by Borrower as of the 22nd day of February 2002.

WITNESSES:                                BORROWER:
                                          NUMO MANUFACTURING, INC.




By:  /s/ Frank Zanin                      /s/ Mike Hicks
---------------------                     -----------------------
                                          Michael Hicks
                                          Its:  President





























                                    62