Form 10QSB
period 2002-03-31
WILSON BROTHERS USA INC
filed 2002-05-14
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2002

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

                         125 King Street, Suite 204
                      Charleston, South Carolina 29401
                  (Address of principal executive offices)

Issuer's telephone number:                        (843) 723-8684


                              10,014,032
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of April 24, 2002)


















                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of March 31, 2002           3
            (unaudited) and December 31, 2001

          b)Statements of Operations for the Three Months Ended        5
            March 31, 2002 and 2001 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Three Months Ended March 31, 2002 (unaudited)

          d)Statements of Cash Flows for the Three Months Ended        7
            March 31, 2002 and 2001 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         15
            Condition and Results of Operations

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         18

   Item 2.  Changes in Securities                                     18

   Item 3.  Defaults Upon Senior Securities                           18

   Item 4.  Submission of Matters to a Vote of Securities Holders     18

   Item 5.  Other Information                                         18

   Item 6.  Exhibits and Reports on Form 8-K                          18

   Signatures                                                         19
















                                 2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                                 2002           2001
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      139    $        177
    Receivables, less allowance of
     $212 in 2002 and $ 195 in 2001                1,950           1,914
    Inventories                                    1,777           1,476
    Other                                            408             123
                                             ------------   -------------
         Total current assets                      4,274           3,690
                                             ------------   -------------
Goodwill                                              73              73
Trademark                                             61              61
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,645 in 2002 and $2,586 in 2001             1,188           1,220
Other non-current assets                             104             491
                                              -----------    ------------
                                              $    5,700     $     5,535
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    2,518     $     1,409
    Current portion of notes payable and
      Short-term portion of obligation under
      capital leases                                  47             159
    Trade accounts payable                         1,281           1,197
    Accrued salaries and
     other employee costs                            245             288
    Accrued interest due others                       18              23
    Other current liabilities                        430             415
                                              -----------    ------------
          Total current liabilities                4,539           3,491
                                              -----------    ------------

Notes payable to others                              280             576
Obligations under capital leases                       -             262
Other liabilities                                    215             209
                                              -----------    ------------
                                                     495           1,047
                                              -----------    ------------



Minority Interest in Consolidated Subsidiary         (54)            (54)


                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,014,032 shares in 2002
    and 2001                                         100            100
Capital in excess of par value                    14,839         14,839
Accumulated other comprehensive income                (7)           (23)
Accumulated deficit                              (14,212)       (13,865)
                                                 ---------    ---------
                                                     720          1,051
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $ 5,700      $   5,535
                                                 =========    =========


See accompanying notes to consolidated financial statements.

































                                 4




                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                          For the Three Months
                                             Ended March 31,
                                            2002       2001
                                          --------   ---------
                                  (In thousands except per share amounts)

Net sales                                $  3,381   $  3,288

Cost of sales                               2,679      2,526
Selling, general and
administrative expenses                     1,033      1,013
                                          --------   --------
                                            3,712      3,539
                                          --------   --------
Income (loss) from operations                (331)      (251)
                                          --------   --------
Other expense (income):
  Interest expense                             57         49
  Minority Interest                             -         (7)
  Other, net                                  (41)         -
                                          --------   --------
                                               16         42
                                          --------   --------
    Income (loss) from
     operations before provision
     for income taxes                        (347)      (293)
                                          --------   --------
Income tax provision (benefit)                  -       (108)
        Net income (loss)                    (347)      (185)
                                          ========   ========
Income (loss) per share
    Basic                                $  (0.03)  $  (0.02)
    Diluted                              $  (0.03)  $  (0.02)



See accompanying notes to consolidated financial statements.














                                 5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100  $   14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -        (347)      (347)
Unrealized Gain(Loss)    -           -        16           -         16
                   -------   ---------   -------   ---------   --------
Balance 3/31/02    $   100  $   14,839   $    (7)  $ (14,212)  $    720
                   =======   =========   =======   =========   ========
































                                 6




                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   For the Three Months
                                                    Ended March 31,
                                                   2002            2001
                                                  (In thousands except
                                                    per share amounts)
Cash flows from operating activities:
   Net income (loss)                               $  (347)   $     (185)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                     -            (5)
   Depreciation and amortization                        60            59
   Decrease (increase) in receivables                  (53)          (81)
   Provision for losses on accounts receivable          17           (14)
   Deferred taxes                                        -          (108)
   Decrease (increase) in inventories                 (301)          (83)
   Decrease (increase) in other current assets           5          (114)
   Decrease (increase) in notes receivable               -            (9)
   Increase (decrease) in accounts payable              84            15
   Increase (decrease) in accrued salaries and
      other current liabilities                        (33)           (1)
                                                  --------       --------
   Net cash (used in)
      operating activities                            (568)         (526)
                                                  --------       --------
Cash flows used in investing activities:
   Purchased of fixed assets                           (28)          (61)
   Short-term loan to related party                   (301)            -
   Purchase of securities, available-for-sale            -            (5)
   Sale of investment in partnership                   420             -
   Investment in partnership                             -          (897)
                                                  --------       --------
   Net cash provided by (used in)
      investing activities                              91          (963)
                                                  --------       --------
Cash flows from financing activities:
   Repayments of long-term debt                       (678)          (27)
   Proceeds from long-term debt                        332             -
   Repayments of obligations under capital leases     (319)            -
   Proceeds from convertible debt issuance               -           100
   Proceeds from stock issuance                          -           376
   Net increase/(decrease) in lines of credit          971            (4)
   Proceeds from short-term debt                       150         1,021
   Repayments of short-term debt                       (17)         (104)
                                                  --------       --------
   Net cash provided by financing activities           439         1,362
                                                  --------       --------
Net increase (decrease) in cash and equivalents	       (38)         (127)
Cash and equivalents at beginning of period            177           234
                                                  --------       --------
Cash and equivalents at end of period              $   139       $   107
                                                  ========       ========
See accompanying notes to consolidated financial statements

                                    7
                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of March 31, 2002, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of March 31, 2002, the Company held a 75% ownership
interest in Houze West LLC ("Houze West").   In addition as of March 31,
2002, the Company had a 22.35% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. TS is a marketing, advertising and promotional company. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet. The Company's principal executive offices are located at 125 King Street, Suite 204, Charleston, SC 29401.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,014,032 and 9,806,126 for March 31, 2002 and March 31, 2001, respectively.


                                    8
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The new statement revises the accounting for goodwill and other intangible assets. The Company has implemented the new standard during the first quarter of fiscal year 2002. See note 4 for more information.

 (2)  Federal Income Taxes

The Company's effective tax rate in the first quarter of fiscal 2002 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended March 31, 2002
                             (In thousands)

Income (Loss) before income taxes           $    (347)
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)             (121)

Increase resulting from reversal of
    Deffered tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                   0

Valuation allowance adjustment                    126

Permanent differences and other                    (5)

Adjustment of Prior Year Accruals                   0
                                             --------
                                                    0
















                                    9


 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            March 31,      December 31,
                                              2002            2001
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    1,325        $   1,063
     Work in process                              126              126
     Finished goods                               367              338
                                            ---------         --------
                                           $    1,818        $   1,527
     Reserve                                      (41)             (51)
                                            ---------         --------
                                           $    1,777        $   1,476
                                            =========         ========


(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark; accumulated amortization at December 31, 2001 was $22,000 and $11,000, respectively. These are instead annually tested for impairment. No impairment was identified for the quarter ending March 31, 2002.

                                            For the Three Months Ended
                                            March 31,       March 31,
                                              2002            2001
                                           -----------     -----------
                                                   (In thousands)
     Goodwill amortization                 $        -        $    (1.2)
     Trademark amortization                         -             (2.0)
     Net income(loss)                            (347)            (185)


(5)  Short-term Borrowings

As of March 31, 2002, Houze holds a demand line of credit with a maximum availability of $800,000. As of March 31, 2002, Houze had drawn down $645,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by John Sanford, the Company's President and majority shareholder. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

                                    10
On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. As of March 31, 2002, Numo had drawn down $1,000,000 on this line of credit and the term loan had a balance of $328,000.

On December 26, 2001 and January 23, 2002, the Company borrowed $30,000 and $25,000, respectively from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC pursuant to a promissory note payable over three months with interest calculated at 10% per annum, and a commitment fee of 1.5% of the initial principal balance. The notes were paid in full on March 11, 2002.

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company will pay a $2,250 loan commitment fee due May 23,
2002 to the outside investor.   The note is unsecured and as of March 31,
2002 had a balance of $150,000.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,297. On April 5, 2002 the line of credit was paid in full.


On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of March 31, 2002 was $18,066.







                                    11
 (5)  Notes Payable to Affiliates and Others

In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc., Numo entered into certain promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements. The Purchase Notes and amounts payable under the non-compete agreements initially bore interest at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. The entire unpaid principal balance on all such obligations was due and payable April 1, 2004. The Purchase Notes were secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes was guaranteed by the Company. The purchase notes were paid in full on March 11, 2002 with the funds received from the Comerica financing.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of March 31, 2002 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. The Company raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. As of December 31, 2001, the Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance at the quarter ending March 31, 2002 was $468,361.

On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002 the
Company loaned $301,000, of the ES sales proceeds, to BB.com. On April 3, 2002 BB.com repaid the loan in full. The loan proceeds and the funds




                                    12
from the sales of ES were used to, repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, pay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

On April 18, 2001 and May 2, 2001, Numo entered into equipment leasing arrangements with BB&T Leasing Corporation for $249,705 and $103,715, respectively. Both leases are 60-month leases, guaranteed by the Company, and personally guaranteed by Mr. Sanford. The majority, or $220,000, of the April 18, 2001 lease was a leaseback of equipment originally purchased by Numo in 2000 and sold in 2001 to BB&T Leasing Corporation. The equipment leases were paid in full on March 11, 2002 with the funds received from the Comerica financing.


 (6)  Commitments and Contingencies

For the three months ended March 31, 2002, the Company has incurred losses from operations of $0.35 million and the Company had an accumulated deficit of $14.2 million and a consolidated working capital deficit of $0.3 million.

For the three months ended March 31, 2001, the Company incurred losses from operations of $0.19 million and the Company had an accumulated deficit of $13.7 million and a consolidated working capital deficit of $0.2 million.

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




                                    13
 (7)  Acquisitions, Dispositions and Formations

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of March 31, 2002 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on
November 18, 2001, December 18, 2001, and January 18, 2002.   The Company
raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. As of December 31, 2001, the Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance at the quarter ending March 31, 2002 was $468,361.

On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002 the
Company loaned $301,000, of the ES sales proceeds, to Bargain Builder.com, Inc. On April 3, 2002 Bargain Builder.com, Inc. repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to, repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, pay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

In February 2002, the Company formed Third Solutions, Inc., a South Carolina corporation. TS is a marketing, advertising and promotional company.


 (8)  Subsequent Events

On April 5, 2002, the Comerica line of credit was increased to $1,500,000 from $1,000,000. All other terms of the line of credit remain the same.


                                    14
On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. On April 5, 2002 the line of credit was paid in full.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company or its subsidiaries to renegotiate their credit facilities beyond the current expiry dates; and other risk factors listed from time to time in the Company's periodic reports.


Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

As of March 31, 2002, Houze holds a demand line of credit with a maximum availability of $800,000. As of March 31, 2002, Houze had drawn down $645,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are


                                    15
collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. As of March 31, 2002, Numo had drawn down $1,000,000 on this line of credit and the term loan had a balance of $328,000.

On December 26, 2001 and January 23, 2002, the Company borrowed $30,000 and $25,000, respectively from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC pursuant to a promissory note payable over three months with interest calculated at 10% per annum, and a commitment fee of 1.5% of the initial principal balance. The notes were paid in full on March 11, 2002.

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company will pay a $2,250 loan commitment fee due May 23,
2002 to the outside investor.   The note is unsecured and as of March 31,
2002 had a balance of $150,000.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,297. On April 5, 2002 the line of credit was paid in full.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of March 31, 2002 was $18,066.

                                    16
As previously reported in the Company's Annual Report on Form 10-KSB, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. The new statement revises the accounting for goodwill and other intangible assets. The Company has implemented the new standard during the first quarter of fiscal year 2002. See note 4 for more information.

Results of Operations

Three Months Ended March 31, 2002 Compared with the Three Months Ended March 31, 2001

Net sales for the first quarter were $3.4 million an increase of $.1 million, or 3.0% over the three months ended March 31, 2001. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the first quarter were $2.4 million, an increase of $0.27 million, or 12.6% over the three months ended March 31, 2001. Houze's sales decreased $0.1 million from quarter to quarter.

Gross Profit declined from the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The gross profit percentage decreased 8.4% quarter to quarter at Numo, from 27.05% to
24.77%, due to an increase in material costs.   In addition the gross
profit percentage decreased 33.6% quarter to quarter at Houze, from 15.80% to 10.49% due to an increase in pension cost and professional fees.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.











                                    17
Part II. Other Information

Item 1.  Legal Proceedings  Not Applicable

Item 2.  Changes in Securities  Not Applicable

Item 3.  Defaults Upon Senior Securities  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders  Not
            Applicable

Item 5.  Other Information  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

10.10     Comerica Bank of Texas Promissory Notes for Numo's
          Line of Credit and Term Note and the April 4, 2002 amendment.*

         --------------------
         *  being filed herewith


   (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended March 31, 2002.



























                                    18
                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  May 14, 2002               By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer







































                                    19




Exhibit No. Description of Exhibit
----------- -----------------------


10.10       Comerica Bank of Texas Promissory Notes for Numo's
   Line of Credit and Term Note and April 12, 2002 amendment.*

         ------------------------
         *  being filed herewith










































                                    20

Exhibit 10.10
---------------------

CREDIT AGREEMENT

THIS CREDIT AGREEMENT is made and delivered to be effective as of March 1, 2002, by and between NUMO MANUFACTURING, INC., a Texas corporation (herein referred to with all successors, assigns and/or personal representatives as the "Borrower"), and COMERICA BANK-TEXAS (herein referred to with its successors and assigns as the "Bank"). For and in consideration of the mutual promises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Borrower and Bank agree as follows:

SECTION 1. DEFINITIONS

1.1 Defined Terms. The following terms, as used in this Agreement, shall have the meanings set forth below. The singular number shall be deemed to include the plural, the masculine gender shall include the feminine and neuter genders, and vice versa.

"Affiliate" shall mean, when used with respect to any Person, any other Person which, directly or indirectly, controls or is controlled by or is under common control with such Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), with respect to any Person, shall mean possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities, by contract or otherwise.

"Agreement" shall mean this Credit Agreement, including all addenda, exhibits and schedules now or hereafter made a part hereof, as the same may be amended from time to time.

"Applicable Interest Rate" shall mean, with respect to the Indebtedness from time to time outstanding under any promissory note or other Loan Document evidencing the Indebtedness, the rate or rates provided in such note as the applicable interest rate.

"Capital Expenditure Loan" shall mean a Loan made, or to be made, under the equipment loan facility to or for the credit of Borrower by the Bank pursuant to this Agreement.

"Capital Expenditure Loans Maximum Amount" shall mean $250,000

"Capital Expenditure Loan Termination Date" shall mean March 1, 2004 or such earlier date on which the aggregate unpaid principal amounts of all Capital Expenditure Loans become due and payable whether by the lapse of time, demand for payment, acceleration or otherwise; provided, however, if any such date is not a business day, then the Capital Expenditure Loan Termination Date shall be the next succeeding business day.

"Capital Expenditure Note" shall mean, whether one or more, a promissory note executed and delivered by Borrower payable to the order of Bank, with appropriate insertions, on or before the disbursement date of the Capital Expenditure Loan to which such Note relates, to evidence the Indebtedness of Borrower to Bank under such Capital Expenditure Loan, as the same may be renewed, extended, modified, increased or restated from time to time.

"Collateral" shall mean all property, assets and rights in which a Lien or other encumbrance in favor of or for the benefit of Bank is or has been granted or arises or has arisen, or may hereafter be granted or arise, under or in connection with any Loan Document, or otherwise, to secure the payment or performance of any portion of the Indebtedness.

"Compliance Certificate" shall mean a certificate to be furnished by Borrower to Bank, in form acceptable to Bank, certified by the chief financial officer of Borrower (or in such officer's absence, another responsible officer of Borrower) pursuant to Section 4.3 of this Agreement, certifying that, as of the date thereof, no Default or Event of Default shall have occurred and be continuing, or if any Default or Event of Default shall have occurred and be continuing, specifying in detail the nature and period of existence thereof and any action taken or proposed to be taken by Borrower with respect thereto, and also certifying as to whether Borrower is in compliance with the financial covenants contained in Section 4.4 of this Agreement (which certificate shall set forth, in reasonable detail, the calculations and the resultant ratios and financial tests determined thereunder).

"Debt" shall mean, as of any applicable date of determination thereof, all liabilities of a Person that should be classified as liabilities in accordance with GAAP. In the case of Borrower, the term "Debt" shall include, without limitation, the Indebtedness.

"Default" shall mean, any condition or event, which, with the giving of notice or the passage of time, or both, would constitute an Event of Default.

"Equipment Loan" shall mean the loans made, or to be made, by Bank to or for the credit of Borrower in one or more advances not to exceed $331,696 in the aggregate pursuant to this Agreement.

"Equipment Loan Maturity Date" shall mean March 1, 2009.

"Equipment Note" shall mean that certain promissory note dated March 1, 2002 in the original principal amount of $331,696 executed by Borrower, payable to the order of Bank as the same may be renewed, extended, modified, increased or restated from time to time.

"Environmental Law(s)" shall mean all laws, codes, ordinances, rules, regulations, orders, decrees and directives issued by any federal, state, local, foreign or other governmental or quasi governmental authority or body (or any agency, instrumentality or political subdivision thereof) pertaining to Hazardous Materials or otherwise intended to regulate or improve health, safety or the environment, including, without limitation, any hazardous materials or wastes, toxic substances, flammable, explosive or radioactive materials, asbestos, and/or other similar materials; any so-called "superfund" or "superlien" law, pertaining to Hazardous Materials on or about any of the Collateral, or any other property at any time owned, leased or otherwise used by any Loan Party, or any portion thereof, including, without limitation, those relating to soil, surface, subsurface ground water conditions and the condition of the ambient air; and any other federal, state, foreign or local statute, law, ordinance, code, rule, regulation, order or decree regulating, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic, radioactive, flammable or dangerous waste, substance or material, as now or at anytime hereafter in effect.

"Equipment" shall have the meaning assigned to such term in the UCC on the date of this Agreement together with all of the following to the extent, if any, the same are not included within such definition: all machinery, equipment, furniture, furnishings, fixtures, and other tangible personal property (except Inventory) including, without limitation, data processing hardware and software, motor vehicles, aircraft, dies, tools, jigs, and office equipment, as well as all of such types of property that are leased and all rights and interests with respect thereto under such leases to the extent that any of the foregoing are now owned or hereafter acquired by the Borrower and to the extent that any other Loan Party now or hereafter grants or purports to grant a Lien upon all or any of the foregoing as security for all or any portion of the Indebtedness.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, or any successor act or code.

"Event of Default" shall mean any of those conditions or events listed in
Section 6.1 of this Agreement.

"GAAP" shall mean generally accepted accounting principles consistently applied.

"Governmental Authority" shall mean the United States, each state, each county, each city, and each other political subdivision in which all or any portion of the Collateral is located, and each other political subdivision, agency, or instrumentality exercising jurisdiction over Bank, any Loan Party, any of the Indebtedness or any Collateral.

"Governmental Requirements" shall mean all laws, ordinances, rules, and regulations of any Governmental Authority applicable to any Loan Party, any of the Indebtedness or any Collateral.

"Guarantor(s)" shall mean, as the context dictates, any Person(s) (other than the Borrower) who shall, at any time, guarantee or otherwise be or become obligated for the repayment of all or any part of the Indebtedness.

"Hazardous Material" shall mean and include any hazardous, toxic or dangerous waste, substance or material defined as such in, or for purposes of, any Environmental Law(s).

"Indebtedness" shall mean all obligations and liabilities of any Loan Party to Bank under any Loan Document, together with all other indebtedness, obligations and liabilities whatsoever of Borrower to Bank, whether matured or unmatured, liquidated or unliquidated, direct or indirect, absolute or contingent, joint or several, due or to become due, now existing or hereafter arising, voluntary or involuntary, known or unknown, or originally payable to Bank or to a third party and subsequently acquired by Bank including, without limitation, any: late charges; loan fees or charges; overdraft indebtedness; costs incurred by Bank in establishing, determining, continuing or defending the validity or priority of any Lien or in pursuing any of its rights or remedies under any Loan Document or in connection with any proceeding involving Bank as a result of any financial accommodation to Borrower; debts, obligations and liabilities for which Borrower would otherwise be liable to the Bank were it not for the invalidity or enforceability of them by reason of any bankruptcy, insolvency or other law or for any other reason; and reasonable costs and expenses of attorneys and paralegals, whether any suit or other action is instituted, and to court costs if suit or action is instituted, and whether any such fees, costs or expenses are incurred at the trial court level or on appeal, in bankruptcy, in administrative proceedings, in probate proceedings or otherwise; provided, however, that the term Indebtedness shall not include any consumer loan to the extent treatment of such loan as part of the Indebtedness would violate any Governmental Requirement.

"Lien" shall mean any valid and enforceable interest in any property, whether real, personal or mixed, securing an indebtedness, obligation or liability owed to or claimed by any Person other than the owner of such property, whether such indebtedness is based on the common law or any statute or contract and including, but not limited to, a security interest, pledge, mortgage, assignment, conditional sale, trust receipt, lease, consignment or bailment for security purposes.

"Loan Documents" shall mean collectively, this Agreement, any promissory notes evidencing Indebtedness, any approved subordination agreement, any reimbursement agreement or other documentation executed in connection with any Letter of Credit, and any other documents, instruments or agreements evidencing, governing, securing, guaranteeing or otherwise relating to or executed pursuant to or in connection with any of the Indebtedness or any Loan Document (whether executed and delivered prior to, concurrently with or subsequent to this Agreement), as such documents may have been or may hereafter be amended from time to time.

"Loan Party" shall mean Borrower, each of its Subsidiaries (whether or not a party to any Loan Document) and each other Person who or which shall be liable for the payment or performance of all or any portion of the Indebtedness or who or which shall own any property that is subject to (or purported to be subject to) a Lien which secures all or any portion of the Indebtedness.

"Material Adverse Effect" shall mean any act, event, condition or circumstance which could materially and adversely affect the business, operations, condition (financial or otherwise), performance or assets of any Loan Party, the ability of any Loan Party to perform its obligations under any Loan Document to which it is a party or by which it is bound or the enforceability of any Loan Document.

"Maximum Legal Rate" shall mean the maximum rate of nonusurious interest per annum permitted to be paid by Borrower or, if applicable, another Loan Party or received by Bank with respect to the applicable portion of the Indebtedness from time to time under applicable state or federal law as now or as may be hereafter in effect, including Chapter 1 D of Title 79 Vernon's Texas Civil Statutes (and as the same may be incorporated by reference in other Texas statutes), but otherwise without limitation, that rate based upon the "weekly ceiling rate" (as defined in Section 303 of the Texas Finance Code).

"PBGC" shall mean the Pension Benefit Guaranty Corporation, or any Person succeeding to the present powers and functions of the Pension Benefit Guaranty Corporation.

"Pension Plan(s)" shall mean any and all employee benefit pension plans of Borrower and/or any of its Subsidiaries in effect from time to time, as such term is defined in ERISA.

"Permitted Encumbrances" shall mean: (a) Liens in favor of the Bank; (b) Liens for taxes, assessments or other governmental charges which are not yet due and payable, incurred in the ordinary course of business and for which no interest, late charge or penalty is attaching or which are being contested in good faith by appropriate proceedings and, if requested by Bank, bonded in an amount and manner satisfactory to Bank; (c) Liens, not delinquent, arising in the ordinary course of business and created by statute in connection with worker's compensation, unemployment insurance, social security and similar statutory obligations; and (d) Liens of mechanics, materialmen, carriers, warehousemen or other like statutory or common law Liens securing obligations incurred in good faith in the ordinary course of business without violation of any Loan Document that are not yet due and payable.

"Person" or "person" shall mean any individual, corporation, partnership, joint venture, limited liability company, association, trust, unincorporated association, joint stock company, government, municipality, political subdivision or agency, or other entity.

"Reimbursement Obligations" shall mean, at any time and in respect of all Letters of Credit, the aggregate obligations of the Borrower, then outstanding or which may thereafter arise, to reimburse the Bank for any amount paid or incurred by the Bank in respect of any and all drawings under such Letters of Credit, together with any and all other Indebtedness, obligations and liabilities of any Loan Party to Bank related to such Letters of Credit arising under this Agreement, any Letter of Credit application or any other Loan Document.

"Revolving Credit Maturity Date" shall mean March 1, 2004 or such earlier date on which the entire unpaid principal amount of all Revolving Loans becomes due and payable whether by the lapse of time, demand for payment, acceleration or otherwise; provided, however, if any such date is not a business day, then the Revolving Credit Maturity Date shall be the next succeeding business day.

"Revolving Credit Maximum Amount" shall mean the lesser of (a)
$1,000,000, or (b) the maximum amount permitted by an advance formula agreement, if applicable.

"Revolving Credit Note" shall mean the Revolving Credit Note dated March 1, 2002 in the maximum original principal amount of $1,000,000 made by Borrower payable to the order of the Bank, as the same may be renewed, extended, modified, increased or restated from time to time.

"Revolving Loan" shall mean an advance made, or to be made, under the revolving credit facility to or for the credit of Borrower by the Bank pursuant to this Agreement.

"Subordinated Debt" shall mean any Debt of Borrower (other than the Indebtedness), which has been subordinated to the Indebtedness pursuant to a subordination agreement in form and content satisfactory to the Bank.

"Subsidiary" shall mean as to any particular parent entity, any corporation, partnership, limited liability company or other entity (whether now existing or hereafter organized or acquired) in which more than fifty percent (50%) of the outstanding equity ownership interests having voting rights as of any applicable date of determination, shall be owned directly, or indirectly through one or more Subsidiaries, by such parent entity. As of the date of this Agreement, Borrower's only Subsidiaries are: None.

"UCC" shall mean the Uniform Commercial Code as adopted and in force in the State of Texas, as amended. All accounting terms not specifically defined in this Agreement shall be determined and construed in accordance with GAAP.

SECTION 2. FUNDING LOANS, PAYMENTS, RECOVERIES AND COLLECTIONS

2.1 Funding Loans. Subject to the terms, conditions and procedures of this Agreement and each other Loan Document and to the satisfaction of all conditions precedent to the making and funding of any loan as set forth in any Loan Document, Bank shall make the proceeds of any such loan available to Borrower on the disbursement date agreed upon by Bank and Borrower by depositing such proceeds into an account maintained by Borrower with Bank or as otherwise agreed to in writing by Borrower and Bank.

2.2 Revolving Loans. Subject to the terms and conditions of the Loan Documents and to the satisfaction of all conditions precedent to the making and funding of any loan as set forth in any Loan Document, the Bank agrees to make Revolving Loans to Borrower at any time and from time to time from the effective date hereof until (but not including) the Revolving Credit Maturity Date. The proceeds of Revolving Loans shall be used solely for working capital needs and other general corporate purposes of Borrower.

Except as hereinafter provided, Borrower may request a Revolving Loan by submitting to Bank a request for advance by an authorized officer or other representative of Borrower, subject to the following: (a) each such request for advance shall include, without limitation, the proposed amount of such revolving loan and the proposed disbursement date, which date must be a business day; (b) each such request for advance shall be communicated to Bank by 1:00 p.m. (Dallas, Texas time) on the proposed disbursement date; (c) a request for advance, once communicated to Bank, shall not be revocable by Borrower; and (d) each request for advance, once communicated to Bank, shall constitute a representation, warranty and certification by Borrower as of the date thereof that: (i) both before and after the making of such Revolving Loan, the obligations set forth in the Loan Documents are and shall be valid, binding and enforceable obligations of each Loan Party, as applicable; (ii) all terms and conditions precedent to the making of such Revolving Loan have been satisfied, and shall remain satisfied through the date of such Revolving Loan; (iii) the making of such Revolving Loan will not cause the aggregate outstanding principal amount of all Revolving Loans plus the Letter of Credit Liabilities, if applicable, to exceed the Revolving Credit Maximum Amount; (iv) no Default or Event of Default shall have occurred or be in existence, and none will exist or arise upon the making of such Revolving Loan; (v) the representations and warranties contained in the Loan Documents are true and correct in all material respects and shall be true and correct in all material respects as of the making of such Revolving Loan; and (vi) the request for advance will not violate the terms or conditions of any contract, indenture, agreement or other borrowing of any Loan Party.

Bank may elect (but without any obligation to do so) to make a Revolving Loan upon the telephonic or facsimile request of Borrower, provided that Borrower has first executed and delivered to Bank a telephone notice authorization in form and content satisfactory to Bank. If any such Revolving Loan based upon a telephonic or facsimile request is made by Borrower, Bank may require Borrower to confirm said telephonic or facsimile request in writing by delivering to Bank, on or before 11:00 a.m. (Dallas, Texas time) on the next business day following the disbursement date of such Revolving Loan, a duly executed written request for advance, and all other provisions of this Section 2.2 shall be applicable with respect to such Revolving Loan. In addition, Borrower may authorize the Bank to automatically make revolving loans pursuant to such other written agreements as may be entered into by Bank and Borrower.

Notwithstanding anything contained in this Agreement to the contrary, the aggregate principal amount of all Revolving Loans at any time outstanding plus the Letter of Credit Liabilities, if applicable, shall not exceed the Revolving Credit Maximum Amount. If said limitations are exceeded at anytime, Borrower shall immediately, without demand by Bank, pay to Bank an amount not less than such excess, or, if Bank, in its sole discretion, shall so agree, Borrower shall provide Bank cash collateral in an amount not less than such excess, and Borrower hereby pledges and grants to Bank a security interest in such cash collateral so provided to Bank. Unless otherwise expressly provided in a Loan Document, all sums payable by Borrower to Bank under or pursuant to any Loan Document, whether principal, interest, or otherwise, shall be paid, when due, directly to Bank at any office of Bank located in the State of Texas in immediately available United States funds, and without setoff, deduction or counterclaim. Bank may, in its discretion, charge any and all deposit or other accounts (including, without limitation, any account evidenced by a certificate of deposit or time deposit) of Borrower maintained with Bank for all or any part of any Indebtedness then due and payable; provided, however, that such authorization shall not affect Borrower's obligations to pay all Indebtedness, when due, whether or not any such account balances maintained by Borrower with Bank are insufficient to pay any amounts then due.

Borrower shall pay to Bank an unused commitment fee in an amount equal to the product of (a) 0.25% multiplied by (b) the difference between (i) the maximum face amount of the Revolving Credit Note and (ii) the average daily aggregate principal balance of all Revolving Loans outstanding during each of Borrower's fiscal quarters. Such fee shall be computed and shall be payable quarterly in arrears as of the end of each of Borrower's fiscal quarters commencing with the fiscal quarter ending in June 30, 2002 commencing with the fiscal quarter ending June 30,2003. Bank shall invoice Borrower for such fees, which invoice shall be due and payable within fifteen (15) days after receipt.
The provisions of Chapter 346 of the Texas Finance Code are specifically declared by the parties not to be applicable to any of the Loan Documents or the transactions contemplated thereby.

2.3 Equipment Loan. On or before March 15, 2002 subject to the terms and conditions of this Agreement and the other Loan Documents, the Bank agrees to make the Equipment Loan to Borrower. At the time of borrowing the Equipment Loan, Borrower agrees to execute and deliver to Bank the Equipment Note to evidence the Indebtedness of Borrower to Bank under and in respect of the Equipment Loan. The proceeds of the Equipment Loan shall be used first to repay existing and outstanding Debt of Borrower, and Borrower shall promptly provide written evidence satisfactory to Bank that such Debt has been paid and discharged, and that any and all security interests, mortgages and other Liens and encumbrances securing such Debt shall have been fully discharged and terminated and then for working capital needs of Borrower.

Borrower may request an advance under the Equipment Loan at any time on or before, but not after the Equipment Loan Termination Date Dallas, Texas time, by submitting to Bank a request for advance by an authorized officer or other representative of Borrower, subject to the following:
(a) each such request for advance shall include, without limitation, the proposed amount of such advance and the proposed disbursement date, which date must be a business day; (b) each such request for advance shall be communicated to Bank by 1:00 p.m. (Dallas, Texas time) on the proposed disbursement date; (c) a request for advance, once communicated to Bank, shall not be revocable by Borrower; (d) each request for advance, once communicated to Bank, shall constitute a representation, warranty and certification by Borrower as of the date thereof that: (i) both before and after the making of such advance, the obligations set forth in each other Loan Document are and shall be valid, binding and enforceable obligations of each Loan Party, as applicable; (ii) all terms and conditions precedent to the making of such advance have been satisfied, and shall remain satisfied through the date of such advance; (iii) the making of such advance will not cause the aggregate principal amount of all advances under the Equipment Note to exceed the original principal amount of the Equipment Note; (iv) no Default or Event of Default shall have occurred or be in existence, and none will exist or arise upon the making of such advance; (v) the representations and warranties contained in this Agreement, and the other Loan Documents are true and correct in all material respects and shall be true and correct in all material respects as of the making of such advance; and (vi) the advance will not violate the terms or conditions of any contract, indenture, agreement or other borrowing of any Loan Party.

Bank may elect (but without any obligation to do so) to make the requested advance upon the telephonic or facsimile request of Borrower, provided that Borrower has first executed and delivered to Bank a telephone notice authorization. If any such advance based upon a telephonic or facsimile request is made by Bank, Bank may require Borrower to confirm said telephonic or facsimile request in writing by delivering to Bank, on or before 11:00 a.m. (Dallas, Texas time) on the next business day following such advance, a duly executed written request for advance, and all other provisions of this Section shall be applicable with respect to such advance. In addition, Borrower may authorize the Bank to automatically make advances under the Equipment Loan pursuant to such other written agreements as may be entered into by Bank and Borrower.

2.4 Capital Expenditure Loans. Subject to the terms and conditions of the Loan Documents, Bank may, in its sole and absolute discretion, make Capital Expenditure Loans to Borrower at any time and from time to time from and after the effective date hereof until (but not including) the Capital Expenditure Loan Termination Date. The aggregate principal amount of Capital Expenditure Loans made hereunder may not exceed the Capital Expenditure Loans Maximum Amount. The proceeds of each Capital Expenditure Loan shall be used, in their entirety, for the sole and exclusive purpose of enabling Borrower to purchase or acquire Equipment of the type used in its business. The principal amount of each Capital Expenditure Loan shall not exceed an amount equal to 80% of the hard cost of any new Equipment so purchased or acquired by Borrower and to which such Capital Expenditure Loan relates, in each case, as evidenced by invoices and other documentation satisfactory to Bank. Borrower shall not be permitted to reborrow any amounts repaid under any Capital Expenditure Note. At the time of borrowing each Capital Expenditure Loan, Borrower agrees to execute and deliver to Bank a Capital Expenditure Note in an original principal amount equal to the principal amount of such Capital Expenditure Loan, to evidence the Indebtedness of Borrower to Bank under and in respect of such Capital Expenditure Loan, which Capital Expenditure Note will amortize over a 60 month period. Each Capital Expenditure Loan shall be subject to the terms and conditions of the Loan Documents.

2.5 Maximum Interest Rate. At no time shall any Applicable Interest Rate or default rate in respect of any Indebtedness hereunder, exceed the Maximum Legal Rate. In the event that any interest is charged or otherwise received by Bank in excess of the Maximum Legal Rate, Borrower hereby acknowledges and agrees that any such excess interest shall be the result of an accidental and bona fide error, and any such excess shall be deemed to have been payment of principal, and not of interest, and shall be applied, first, to reduce the principal Indebtedness then outstanding, second, any remaining excess, if any, shall be applied to reduce any other Indebtedness, and third, any remaining excess, if any, shall be returned to Borrower. Notwithstanding the foregoing or anything to the contrary contained in this Agreement or any other Loan Document, but subject to all limitations contained in this Section, if at anytime any Applicable Interest Rate or default rate or other rate of interest applicable to any portion of the Indebtedness is computed on the basis of the Maximum Legal Rate, any subsequent reduction in the Applicable Interest Rate, default rate or such other rate of interest shall not reduce such interest rate thereafter payable below the Maximum Legal Rate until the aggregate amount of interest accrued equals the total amount of interest that would have accrued if interest had, at all times, been computed solely on the basis of the Applicable Interest Rate, default rate or such other interest rate. This Section shall control all agreements between the Borrower and the Bank.

2.6 Receipt of Payments by Bank. Any payment by Borrower of any of the Indebtedness made by mail will be deemed tendered and received by Bank only upon actual receipt thereof by Bank at the address designated for such payment, whether or not Bank has authorized payment by mail or in any other manner, and such payment shall not be deemed to have been made in a timely manner unless actually received by Bank on or before the date due for such payment, time being of the essence. Borrower expressly assumes all risks of less or liability resulting from non-delivery or delay of delivery of any item of payment transmitted by mail or in any other manner. Acceptance by Bank of any payment in an amount less than the amount then due shall be deemed an acceptance on account only, and any failure to pay the entire amount then due shall constitute and continue to be an Event of Default. Prior to the occurrence of any Default, Borrower shall have the right to direct the application of any and all payments made to Bank hereunder to the Indebtedness evidenced by the respective notes evidencing the Indebtedness. Borrower waives the right to direct the application of any and all payments received by Bank hereunder at any time or times after the occurrence and during the continuance of any Default. Borrower further agrees that after the occurrence and during the continuance of any Default, or prior to the occurrence of any Default if Borrower has failed to direct such application, Bank shall have the continuing exclusive right to apply and to reapply any and all payments received by Bank at any time or times, whether as voluntary payments, proceeds from any Collateral, offsets, or otherwise, against the Indebtedness in such order and in such manner as Bank may, in its sole discretion, deem advisable, notwithstanding any entry by Bank upon any of its books and records. Borrower hereby expressly agrees that, to the extent that Bank receives any payment or benefit of or otherwise upon any of the Indebtedness, and such payment or benefit, or any part thereof, is subsequently invalidated, declared to be fraudulent or preferential, set aside, or required to be repaid to a trustee, receiver, or any other Person under any bankruptcy act, state or federal law, common law, equitable cause or otherwise, then to the extent of such payment or benefit, the Indebtedness, or part thereof, intended to be satisfied shall be revived and continued in full force and effect as if such payment or benefit had not been made or received by Bank, and, further, any such repayment by Bank shall be added to and be deemed to be additional Indebtedness.

2.7 Conditions Precedent to Loans. The obligation of the Bank to make any loan under or pursuant to this Agreement shall be subject to the following conditions precedent:

a.) Borrower shall have executed and delivered to Bank, or caused to have been executed and delivered to Bank, all such instruments, agreements, certificates, opinions, financial statements, appraisals, evidence of title, evidence of insurance, environmental audits, and other information and other documents as the Bank shall require, and all of the foregoing shall be in form and content acceptable to Bank and all instruments and agreements shall be in full force and effect and binding and enforceable obligations of Borrower and, to the extent that it is a party thereto or otherwise bound thereby, of each other Person who may be a party thereto or bound thereby including without limitation: (i) evidence of existence, good standing, qualification to conduct business and authority for each Loan Party and signatory on behalf of each Loan Party; (ii) all notes, guaranties, security agreements, mortgages, deeds of trust, pledge agreements, assignments, financing statements and other documents requested by Bank to evidence the Indebtedness or to create, protect or perfect Liens upon the Collateral required by Bank as security for the Indebtedness and to accord Bank a perfected security position in the Collateral, subject only to Permitted Encumbrances;; (iii) a guaranty agreement from each Guarantor required by Bank; (iv) such other documents or agreements of security, assurances of Loan Document validity, legality and enforceability, and appropriate assurances of validity, perfection and priority of Lien as Bank may request, and Bank shall have received proof that appropriate security agreements, financing statements, mortgages, deeds of trust, collateral and other documents covering the Collateral shall have been executed and delivered by the appropriate Persons and recorded or filed in such jurisdictions and such other steps shall have been taken as necessary to perfect and protect, subject only to Permitted Encumbrances, the Liens granted thereby.

b.) All actions, proceedings, instruments and documents required to carry out the borrowings and transactions contemplated by this Agreement or any other Loan Document or incidental thereto, and all other related legal matters, shall have been satisfactory to and approved by Bank.

c.) Each Loan Party shall have performed and complied with all agreements and conditions contained in the Loan Documents applicable to it and which are then in effect.

d.) Each of the representations and warranties of each Loan Party under any Loan Document shall be true and correct in all material respects as if made on each loan disbursement date.

e.) No Default or Event of Default shall have occurred and be continuing; there shall have been no material adverse change in the condition (financial or otherwise), properties, business, or operations of any Loan Party since the date of the financial statements most recently delivered to Bank prior to the date of this Agreement; and no provision of law, any order of any Governmental Authority, or any regulation, rule or interpretation thereof, shall have had any Material Adverse Effect on the validity or enforceability of any Loan Document.

The obligation of the Bank to make the first loan under or pursuant to this Agreement shall be subject to the following conditions precedent:

f.) The orderly liquidation value of Borrower's existing machinery and equipment as evidenced by an appraisal satisfactory to Bank shall equal or exceed the amount of the Equipment Loan.

g.) A minimum availability under the Revolving Loan of no less than $250,000 after the first Revolving Loan is made. h. Receipt by Bank of the financial statements for Borrower for fiscal year ending December 31, 2001, prepared in accordance with GAAP.

SECTION 3. REPRESENTATIONS AND WARRANTIES

Borrower represents and warrants, and such representations and warranties shall be deemed to be continuing representations and warranties during the entire life of this Agreement, and so long as Bank shall have any commitment or obligation to make any loans or issue any Letters of Credit, if applicable and so long as any Indebtedness remains unpaid and outstanding underany Loan Document, as follows:

3.1 Authority. Each Loan Party and, if applicable, each of its partners and members who is not a natural Person is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization and is duly qualified and authorized to do business in each other jurisdiction in which the character of its assets or the nature of its business makes such qualification necessary.

3.2 Due Authorization. Each Loan Party has all requisite power and authority to execute, deliver and perform its obligations under each Loan Document to which it is a party or is otherwise bound, all of which have been duly authorized by all necessary action, and are not in contravention of law or the terms of any Loan Party's organizational or other governing documents.

3.3 Title to Property. Each Loan Party has good title to all property and assets purported to be owned by it, including those assets identified on the financial statements most recently delivered to Bank.

3.4 Encumbrances. There are no security interests or other Liens or encumbrances on, and no financing statements on file with respect to, any of the property or assets of any Loan Party, except for Permitted
Encumbrances.

3.5 Subsidiaries. Borrower has no Subsidiaries except those specifically disclosed in the Defined Terms.

3.6 Taxes. Each Loan Party has filed, on or before their respective due dates, all federal, state, local and foreign tax returns which are required to be filed, or has obtained extensions for filing such tax returns, and is not delinquent in filing such returns in accordance with such extensions, and has paid all taxes which have become due pursuant to those returns or pursuant to any assessments received by any such party, as the case may be, to the extent such taxes have become due, except to the extent such tax payments are being actively and diligently contested in good faith by appropriate proceedings, and if requested by Bank, have been bonded or reserved in an amount and manner satisfactory to Bank.

3.7 No-Defaults. There exists no default (or event which, with the giving of notice or passage of time, or both, would result in a default) under the provisions of any instrument or agreement evidencing, governing, securing or otherwise relating to any Debt of any Loan Party or pertaining to any of the Permitted Encumbrances.

3.8 Enforceability of Agreement and Loan Documents. Each Loan Document has been duly executed and delivered by duly authorized officer(s) or other representative(s) of each Loan Party and constitutes the valid and binding obligation of each Loan Party, enforceable in accordance with its terms, except to the extent that enforcement thereof may be limited by applicable bankruptcy, reorganization, insolvency, moratorium or similar laws affecting the enforcement of creditors' rights generally at the time in effect.

3.9 Non-contravention. The execution, delivery and performance by each Loan Party of the Loan Documents to which such Loan Party is a party or otherwise bound, are not in contravention of the terms of any indenture, agreement or undertaking to which any such Loan Party is a party or by which it is bound, except to the extent that such terms have been waived or that failure to comply with any such terms would not have a Material Adverse Effect.

3.10 Actions, Suits, Litigation or Proceedings. There are no actions, suits, litigation or proceedings, at law or in equity, and no proceedings before any arbitrator or by or before any Governmental Authority, pending, or, to the best knowledge of Borrower, threatened against or affecting any Loan Party, which, if adversely determined, could materially impair the right of any Loan Party to carry on its business substantially as now conducted or could have a Material Adverse Effect. No Loan Party is under investigation by, or is operating under any restrictions imposed by, any Governmental Authority.

3.11 Compliance with Laws. Each Loan Party has complied with all
Governmental Requirements, including, without limitation, Environmental Laws, to the extent that failure to so comply could have a Material Adverse Effect.

3.12 Consents, Approvals and Filings, Etc. Except as have been previously obtained or as otherwise expressly provided in this Agreement, no authorization, consent, approval, license, qualification or formal exemption from, or any filing, declaration or registration with, any Governmental Authority and no material authorization, consent or approval from any other Person, is required in connection with the execution, delivery and performance by any Loan Party of any Loan Document to which it is a party. All such authorizations, consents, approvals, licenses, qualifications, exemptions, filings, declarations and registrations which have previously been obtained or made, as the case may be, are in full force and effect and are not the subject of any attack, or to the knowledge of Borrower, any threatened attack, in any material respect, by appeal, direct proceeding or otherwise

3.13 Environmental Representations. No Loan Party has used Hazardous Materials on, in, under or otherwise affecting any real or personal property now or at any time owned, occupied or operated by such Person or upon which such Person has a place of business which, in any manner, violates any Environmental Law, to the extent any such violation could result in a Material Adverse Effect, and to the best of Borrower's knowledge, no prior or current owner, occupant or operator of any of such property does or has used any Hazardous Materials on or affecting such property in any manner which violates any Environmental Law to the extent that any such violation could result in a Material Adverse Effect. No Loan Party has received any notice of any violation of any Environmental Law, and to the best knowledge of the Borrower, there have been no actions commenced or threatened by any Person against any such property or against any Loan Party for non-compliance with any Environmental Law, which could result in a Material Adverse Effect.

3.14 Accuracy of Information. All financial statements previously furnished to Bank have been prepared in accordance with GAAP and fairly present the financial condition of Borrower and, as applicable, the consolidated financial condition of Borrower and such other Person(s) as such financial statements purport to present, and the results of their respective operations as of the dates and for the periods covered thereby; and since the date(s) of said financial statements, there has been no material adverse change in the financial condition of Borrower or any other Person covered by such financial statements. Each Loan Party is solvent, able to pay its debts as they mature, has capital sufficient to carry on its business and has assets the fair market value of which exceed its liabilities, and no Loan Party will be rendered insolvent, under-capitalized or unable to pay debts generally as they become due by the execution or performance of any Loan Document to which it is a party or by which it is otherwise bound.

SECTION 4. AFFIRMATIVE COVENANTS

Borrower covenants and agrees that, until all instruments and agreements evidencing each and every loan, Letter of Credit and other financial accommodation by the Bank to the Borrower or any Loan Party are fully discharged and terminated, and thereafter, so long as any Indebtedness remains outstanding, it will, and, as applicable, it will cause each Loan Party within its control or under common control to:

4.1 Preservation of Existence, Etc. Preserve and maintain its existence and preserve and maintain such of its rights, licenses, and privileges as are material to the business and operations conducted by it; qualify and remain qualified to do business in each jurisdiction in which such qualification is material to its business and operations or ownership of its properties, continue to conduct and operate its business substantially as conducted and operated during the present and preceding calendar year; at all times maintain, preserve and protect all of its franchises and trade names and preserve all the remainder of its property and keep the same in good repair, working order and condition; and from time to time make, or cause to be made, all needed and proper repairs, renewals, replacements, betterments and improvements thereto.

4.2 Keeping of Books; Audits of Collateral; Fees. Keep proper books of record and account in which full and correct entries shall be made of all of its financial transactions and its assets and businesses so as to permit the presentation of financial statements prepared in accordance with GAAP; and permit Bank, or its representatives, at reasonable times and intervals, at Borrower's cost and expense, to examine its books and records and to discuss its financial matters with its officers, employees and independent certified public accountants; and permit Bank from time to time to audit Borrower's accounts, inventory, or other Collateral, provided that such audits will be conducted upon reasonable notice. Borrower agrees to reimburse Bank, on demand, for customary and reasonable fees and costs incurred by Bank for such audits, and for each appraisal of Collateral and financial analysis and examination of Borrower performed from time to time by its agents.

4.3 Reporting Requirements. Furnish to Bank, or cause to be furnished to Bank, the following:

a.) as soon as possible, and in any event within three (3) calendar days after becoming aware of the occurrence or existence of each Default or Event of Default hereunder or any material adverse change in the financial condition of any Loan Party, a written statement of the chief financial officer of Borrower (or in his or her absence, a responsible senior officer of Borrower), setting forth details of such Default, Event of Default or change, and the action which Borrower has taken, or has caused to be taken, or proposes to take, or to cause to be taken, with respect thereto;

b.) as soon as available, and in any event within 120 days after and as of the end of each fiscal year of Borrower, audited, consolidating financial statements of Wilson Brothers USA, Inc. and such other of the Loan Parties as may be required by the Bank, consolidated, as applicable, including a balance sheet, income statement, statement of profit and loss, surplus reconciliation statement and statement of cash flows, for and as of such fiscal year then ending and including such other comments and financial details as are usually included in similar reports. Such financial statements shall be prepared in accordance with GAAP by independent certified public accountants of recognized standing selected by Wilson Brothers USA, Inc. and approved by Bank and containing unqualified opinions as to the fairness of the statements therein contained.

c.) as soon as available, and in any event within thirty (30) days after and as of the end of each calendar month and each fiscal quarter), including the last such reporting period of each of Borrower's fiscal years, financial statements of Borrower and such of the other Loan Parties as may be required by the Bank, consolidated or consolidating, as applicable, for and as of such reporting period, including a balance sheet, income statement, statement of profit and loss, surplus reconciliation statement and statement of cash flows for and as of such reporting period then ending and for and as of that portion of the fiscal year then ending, in each case, prepared and certified by the chief financial officer of Borrower (or in his or her absence, a responsible senior officer of Borrower) and, as applicable, each other Loan Party as to consistency with prior financial reports and accounting periods, accuracy and fairness of presentation.

d.) simultaneously with the Financial Statements to be delivered to Bank pursuant to Sections (b) on an annual basis and (c) on a quarterly basis above, a Compliance Certificate, dated as of the end of each fiscal quarter or year, as the case may be.

e.) the certificates, schedules and reports required pursuant to paragraph 6 of the Advance Formula Agreement of even date herewith among Borrower, Guarantors, and Bank.

f.) promptly, and in form and detail satisfactory to Bank, such other information as Bank may reasonably request from time to time.

4.4 Financial Covenants. Maintain all financial covenants set forth below (for purposes of the financial covenants, definitions for capitalized terms not otherwise defined in this Agreement follow the covenants):

Effective Tangible Net Worth. Maintain an Effective Tangible Net Worth as of the end of each fiscal quarter of not less than the sum of (a)
$1,000,000 plus (b) beginning March 31, 2002 fifty percent (50%) of Borrower's positive Net Income earned for each prior fiscal quarter beginning with the fiscal quarter ending March 31, 2002.

Maximum Debt-to-Effective-Tangible Net Worth Ratio. Maintain a minimum Debt-to-Effective-Tangible Net Worth Ratio as of the end of each fiscal quarter of not more than 2.5 to 1.0.

Minimum Cash Flow Coverage Ratio. Maintain a minimum Cash Flow Coverage Ratio as of the end of each fiscal quarter of not less than 1.5 to 1.0.

"Affiliate Receivables" shall mean, as of any time of determination, any amounts in respect of loans or advances owing to Borrower or another Loan Party from any of its Subsidiaries or Affiliates (other than Affiliates which are Guarantors of all Indebtedness) at such time.

"Cash Flow" of any Person shall mean, for any applicable period of determination, (a) the sum of (i) the Net Income of such Person for such period (after deduction for income taxes and other taxes of such Person determined by reference to income or profits of such Person), plus (ii), to the extent deducted in the computation of such Net Income, the amount of depreciation and amortization expense and deferred tax liabilities of such Person for such period; minus, dividends and distributions.

"Cash Flow Coverage Ratio" shall mean, in respect of a Person and as of any applicable date of determination thereof, the ratio of (a) Cash Flow to (b) the sum of (i) Current Maturities of Long Term Indebtedness plus
(ii) any and all interest paid or payable with respect to Long Term Indebtedness and Subordinated Debt, determined on the basis of the four fiscal quarters immediately preceding the date of determination.

"Current Maturities of Long Term Indebtedness" shall mean, in respect of a Person and as of any applicable date of determination thereof, that portion of Long Term Indebtedness that should be classified as current in accordance with GAAP.

"Debt-to-Effective-Tangible Net Worth Ratio" shall mean, with respect to any Person, and as of any applicable date of determination thereof, the ratio of (a) the total Debt of such Person divided by (b) the Effective Tangible Net Worth of such Person.

"Long Term Indebtedness" shall mean, in respect of a Person and as of any applicable date of determination thereof, all Debt (other than the aggregate outstanding principal balance of all Revolving Loans) which should be classified as "funded indebtedness" or "long term indebtedness" on a balance sheet of such Person as of such date in accordance with GAAP.

"Net Income" shall mean the net income (or loss) of a Person for any applicable period of determination, determined in accordance with GAAP, but excluding, in any event:

(a) any gains or losses on the sale or other disposition, not in the ordinary course of business, of investments or fixed or capital assets, and any taxes on the excluded gains and any tax deductions or credits on account of any excluded losses; and

(b) in the case of Borrower, net earnings of any Person in which Borrower has an ownership interest, unless such net earnings shall have actually been received by Borrower in the form of cash distributions.

"Effective Tangible Net Worth" shall mean, with respect to any Person and as of any applicable date of determination: (a) total shareholders equity calculated in accordance with GAAP minus (b) Affiliate Receivables, patent rights, trademarks, trade names, franchises, copyrights, licenses, goodwill, and all other intangible assets of such Person calculated in accordance with GAAP.

4.5 Further Assurances; Financing Statements. Furnish Bank, at Borrower's cost and expense, upon Bank's request and in form satisfactory to Bank (and execute and deliver or cause to be executed and delivered), such additional pledges, assignments, mortgages, Lien instruments or other security instruments, consents, acknowledgments, subordinations and financing statements covering any or all of the Collateral required by Bank to secure any Indebtedness together with such other documents or instruments as Bank may require to effectuate more fully the purposes of any Loan Document.

4.6 Insurance. Maintain insurance coverage by insurers acceptable to Bank on its physical assets and against other business risks in such amounts and of such types as are customarily carried by companies similar in size and nature or as may otherwise be required by Bank, and in the event of acquisition of additional property, real or personal, or of the incurrence of additional risks of any nature, increase such insurance coverage in such manner and to such extent as prudent business judgment and present practice would dictate; and in the case of all policies covering property subject to any Loan Document or property in which the Bank shall have a Lien of any kind whatsoever, other than those policies protecting against casualty liabilities to strangers, all such insurance policies shall provide that the loss payable thereunder shall be payable to Borrower (or other Person providing Collateral) and Bank, with mortgagee's clauses in favor of and satisfactory to Bank for all such policies, and such policies shall also provide that they may not be canceled or changed without thirty (30) days' prior written notice to Bank. Upon the request of Bank, all of said policies, or copies thereof, including all endorsements thereon and those required hereunder, shall be deposited with Bank.

4.7 Compliance with ERISA. In the event that any Loan Party or any of its Subsidiaries maintain(s) or establish(es) a Pension Plan subject to ERISA, (a) comply in all material respects with all requirements imposed by ERISA as presently in effect or hereafter promulgated, including, but not limited to, the minimum funding requirements thereof; (b) promptly notify Bank upon the occurrence of a "reportable event" or "prohibited transaction" within the meaning of ERISA, or that the PBGC or any Loan Party has instituted or will institute proceedings to terminate any Pension Plan, together with a copy of any proposed notice of such event which may be required to be filed with the PBGC; and (c) furnish to Bank (or cause the plan administrator to furnish Bank) a copy of the annual return (including all schedules and attachments) for each Pension Plan covered by ERISA, and filed with the Internal Revenue Service by any Loan Party not later than ten (10) days after such report has been so filed.

4.8 Environmental Covenants. Comply with all applicable Environmental Laws, and maintain all permits, licenses and approvals required under applicable Environmental Laws, where the failure to do so could have a Material Adverse Effect. Promptly notify Bank, in writing, as soon as Borrower becomes aware of any condition or circumstance which makes any of the environmental representations or warranties set forth in this Agreement incomplete, incorrect or inaccurate in any material respect as of any date; and promptly provide to Bank, immediately upon receipt thereof, copies of any material correspondence, notice, pleading, citation, indictment, complaint, order, decree, or other document from any source asserting or alleging a violation of any Environmental Law by any Loan Party, or of any circumstance or condition which requires or may require, a financial contribution by any Loan Party, or a clean-up, removal, remedial action or other response by or on behalf of any Loan Party, under applicable Environmental Law, or which seeks damages or civil, criminal or punitive penalties from any Loan Party or any violation or alleged violation of any Environmental Law. Borrower hereby agrees to indemnify, defend and hold Bank, and any of Bank's past, present and future officers, directors, shareholders, employees, representatives and consultants, harmless from any and all claims, losses, damages, suits, penalties, costs, liabilities, obligations and expenses (including, without limitation, reasonable legal expenses and attorneys' fees, whether inside or outside counsel is used) incurred or arising out of any claim, loss or damage of any property, injuries to or death of any persons, contamination of or adverse effects on the environment, or other violation of any applicable Environmental Law, in any case, caused by any Loan Party or in any way related to any property owned or operated by any Loan Party or due to any acts of any Loan Party or any of its officers, directors, shareholders, employees, consultants and/or representatives INCLUDING ANY CLAIMS, LOSSES, DAMAGES, SUITS, PENALTIES, COSTS, LIABILITIES, OBLIGATIONS OR EXPENSES, RESULTING FROM BANK'S OWN NEGLIGENCE; provided however, that the foregoing indemnification shall not be applicable, and Borrower shall not be liable for any such claims, losses, damages, suits, penalties, costs, liabilities, obligations or expenses, to the extent (but only to the extent) the same arise or result from any gross negligence or willful misconduct of Bank or any of its agents or employees.

4.9 Payment of Taxes. Each Loan Party will (a) timely file all required tax returns; (b) timely pay all taxes, assessments, and other governmental charges or levies imposed upon it or upon its income, profits or property; and (c) maintain appropriate accruals and reserves for all of the foregoing in accordance with GAAP. Each Loan Party may, however, delay paying or discharging any of the foregoing so long as it is in good faith contesting the validity thereof by appropriate proceedings and has set aside on its books adequate reserves therefore.

4.10 Compliance with Agreements and Law. Each Loan Party will perform all material obligations it is required to perform under the terms of each indenture, mortgage, deed of trust, security agreement, lease, franchise, agreement, contract or other instrument or obligation to which it is a party or by which it or any of its properties is bound. Each Loan Party will conduct its business and affairs in compliance with all laws applicable thereto and will maintain in good standing all licenses that may be necessary or appropriate to carry on its business.

SECTION 5 . NEGATIVE COVENANTS

Borrower covenants and agrees that, until all instruments and agreements evidencing each and every loan, Letter of Credit and other financial accommodation by the Bank to the Borrower or any Loan Party are fully discharged and terminated, and thereafter, so long as any Indebtedness remains outstanding, it will not, and it will not allow any Loan Party within its control or under common control to, without the prior written consent of the Bank:

5.1 Capital Structure; Business Objects or Purpose; Mergers; Asset Disposition; Acquisitions. Purchase, acquire or redeem any of its equity ownership interests; or enter into any reorganization or recapitalization; or reclassify its equity ownership interests; or make any material change in its capital structure or general business objects or purpose; or change its name, or enter into any merger or consolidation, whether or not the surviving entity thereunder; or sell, lease, transfer, relocate or dispose of all, substantially all, or any material part of its assets (whether in a single transaction or in a series of transactions); or purchase or otherwise acquire or become obligated for the purchase of all or substantially all of the assets or business interests of any Person or any shares of stock or other ownership interests of any Person or in any other manner effectuate or attempt to effectuate an expansion of present business by acquisition.

5.2 Guaranties. Guarantee, endorse, or otherwise become secondarily liable for or upon the obligations or Debt of others (whether directly or indirectly), except guaranties in favor of and satisfactory to Bank and endorsements for deposit or collection in the ordinary course of business.

5.3 Debt. Become or remain obligated for any Debt, except: Indebtedness and other Debt from time to time outstanding and owing to Bank; current unsecured trade, utility or non-extraordinary accounts payable arising in the ordinary course of business; Subordinated Debt; purchase money indebtedness incurred for the purpose of purchasing or acquiring fixed assets, so long as the amount of such purchase money indebtedness incurred by Borrower and its Subsidiaries does not exceed One Hundred Fifty Thousand dollars ($150,000), in the aggregate, for any fiscal year of Borrower; and Debt (including, without limitation, capitalized lease obligations) outstanding as of the date hereof if specifically disclosed in the most recent financial statements delivered to the Bank prior to the date hereof.

5.4 Encumbrances. Create, incur, assume or suffer to exist any Lien upon any of its property or assets, whether now owned or hereafter acquired, except for Permitted Encumbrances.

5.5 Investments; Extensions of Credit. Make or allow to remain outstanding any investment (whether such investment shall be of the character of investment in shares of stock, evidences of indebtedness or other securities or otherwise) in, or any loans, advances or extensions of credit to, any Person, other than (a) Borrower's current ownership interests in those Subsidiaries of Borrower, if any, which are specifically disclosed in the definition of Subsidiaries, and (b) any investment in direct obligations of the United States of America or any agency thereof, or in certificates of deposit issued by Bank, maintained consistent with Borrower's or such Subsidiary's business practices prior to the date hereof; provided, that no such investment shall mature more than one (1) year after the date when made or the issuance thereof, and
(c) marketable, traded stock and other securities issued by entities organized under the laws of the United States or a state thereof.

5.6 Pension Plans. Except in compliance with this Agreement, enter into, maintain, or make contribution to, directly or indirectly, any Pension Plan that is subject to ERISA.

5.7 Subordinate Indebtedness. Subordinate any indebtedness due to it from any Person to indebtedness of other creditors of such Person.

5.8 Acquire Fixed Assets. Acquire or expend for, or commit to acquire or expend for, fixed assets by lease (including any capitalized lease obligations), purchase or otherwise in an aggregate amount that exceeds Five Hundred Thousand ($500,000) in any fiscal year.

5.9 Dividends. Declare or pay dividends on, or make any other distribution (whether by reduction of capital or otherwise) in respect of any shares of its capital stock or other ownership interests, except (a) dividends payable by a Subsidiary of Borrower to Borrower or by the Subsidiary of another Loan Party to such other Loan Party; (b) dividends payable solely in stock; and (c) the redemption, repurchase or acquisition of any shares of its capital stock payable upon an employee's termination pursuant to its employee stock option, repurchase, or similar plan; provided, however, that after giving effect to such redemption, repurchase or acquisition, Borrower or such other Loan Party, as applicable, shall be in full compliance with the terms of this Agreement.

SECTION 6. EVENTS OF DEFAULT

6.1 Events of Default. The occurrence or existence of any of the following conditions or events shall constitute an "Event of Default" hereunder: (a) non-payment of any principal, interest or other sums due upon the Indebtedness at such time the same becomes due or, if applicable, upon expiration of the grace period, if any; (b) default in the observance or performance of any of the conditions, covenants or agreements of any Loan Party set forth in this Agreement or any other Loan Document (other than those described in clause (a) above) in any material respect which exists for more than ten (10) days; (c) any representation or warranty made by any Loan Party in any Loan Document shall be untrue or incorrect in any material respect; (d) any default or event of default, as the case may be, shall occur under any other Loan Document and shall continue beyond the applicable grace period, if any; and (e) any change in the management, ownership or control of Borrower, whether by reason of incapacity, death, resignation, termination or otherwise which, in Bank's sole judgment, could become a Material Adverse Effect.

6.2 Remedies Upon Event of Default. Upon the occurrence and at any time during the existence or continuance of any Event of Default, but without impairing or otherwise limiting the Bank's right to demand payment of all or any portion of the Indebtedness which is payable on demand, at Bank's option, Bank may give notice to Borrower declaring all or any portion of the Indebtedness remaining unpaid and outstanding, whether under the notes evidencing the Indebtedness or otherwise, to be due and payable in full without presentation, demand, protest, notice of dishonor, notice of intent to accelerate, notice of acceleration or other notice of any kind, all of which are hereby expressly waived, whereupon all such Indebtedness shall immediately become due and payable. Furthermore, upon the occurrence of a Default or Event of Default and at any time during the existence or continuance of any Default or Event of Default, but without impairing or otherwise limiting the right of Bank, if reserved under any Loan Document, to make or withhold financial accommodations at its discretion, to the extent not yet disbursed, any commitment by Bank to make any further loans or, if applicable, issue any further Letters of Credit shall automatically terminate. The foregoing rights and remedies are in addition to any other rights, remedies and privileges Bank may otherwise have or which may be available to it, whether under this Agreement, any other Loan Document, by law, or otherwise.

6.3 Waiver of Defaults. No Default or Event of Default shall be waived by Bank except in a written instrument specifying the scope and terms of such waiver and signed by an authorized officer of Bank, and such waiver and shall be effective only for the specific time(s) and purpose(s) given. No single or partial exercise of any right, power or privilege hereunder, or any delay in the exercise thereof, shall preclude other or further exercise of Bank's rights. No waiver of any Default or Event of Default shall extend to any other or further Default or Event of Default. No forbearance on the part of Bank in enforcing any of Bank's rights or remedies under any Loan Document shall constitute a waiver of any of its rights or remedies. Borrower expressly agrees that this Section may not be waived or modified by Bank by course of performance, estoppel or otherwise.

6.4 Discretionary Credit and Credit Payable Upon Demand. TO THE EXTENT THAT ANY OF THE INDEBTEDNESS SHALL, AT ANYTIME, BE PAYABLE UPON DEMAND, NOTHING CONTAINED IN THIS AGREEMENT, OR ANY OTHER LOAN DOCUMENT, SHALL BE CONSTRUED TO PREVENT BANK FROM MAKING DEMAND, WITHOUT NOTICE AND WITH OR WITHOUT REASON, FOR IMMEDIATE PAYMENT OF ALL OR ANY PART OF SUCH INDEBTEDNESS AT ANY TIME OR TIMES, WHETHER OR NOT A DEFAULT OR EVENT OF DEFAULT HAS OCCURRED OR EXISTS. IN THE EVENT THAT SUCH DEMAND IS MADE UPON ANY PORTION OF THE INDEBTEDNESS, THE BANK, AT ITS ELECTION, MAY TERMINATE ANY COMMITMENT TO MAKE ANY FURTHER LOANS OR, IF APPLICABLE, ISSUE ANY FURTHER LETTERS OF CREDIT UNDER THIS AGREEMENT OR OTHERWISE. FURTHERMORE, TO THE EXTENT ANY LOAN DOCUMENT AUTHORIZES THE BANK, AT ITS DISCRETION, TO MAKE OR TO DECLINE TO MAKE FINANCIAL ACCOMMODATIONS TO THE BORROWER, NOTHING CONTAINED IN THIS AGREEMENT OR ANY OTHER LOAN DOCUMENT SHALL BE CONSTRUED TO LIMIT OR IMPAIR SUCH DISCRETION OR TO COMMIT OR OTHERWISE OBLIGATE THE BANK TO MAKE ANY SUCH FINANCIAL ACCOMMODATION.

SECTION 7. MISCELLANEOUS

7.1 Governing Law. Each Loan Document shall be deemed to have been delivered in and shall be governed by and construed and enforced in accordance with the laws of the State of Texas, except to the extent that the UCC, other personal property law or real property law of another jurisdiction where Collateral is located is applicable, and except to the extent expressed to the contrary in any Loan Document.

7.2 Costs and Expenses. Borrower shall pay Bank, on demand, all costs and expenses, including, without limitation, reasonable attorneys' fees and legal expenses (whether inside or outside counsel is used), incurred by Bank in perfecting, revising, protecting or enforcing any of its rights or remedies against any Loan Party or any Collateral, or otherwise incurred by Bank in connection with any Default or Event of Default or the enforcement of the Loan Documents or the Indebtedness. Following Bank's demand upon Borrower for the payment of any such costs and expenses, and until the same are paid in full, the unpaid amount of such costs and expenses shall constitute Indebtedness and shall bear interest at the highest default rate of interest provided in any Loan Document.

7.3 Successors and Assigns; Participation. This Agreement shall be binding upon and shall inure to the benefit of Borrower and Bank and their respective successors and assigns. The foregoing shall not authorize any assignment or transfer by Borrower of any of its respective rights, duties or obligations hereunder, such assignments or transfers being expressly prohibited. Bank, however, may freely assign, whether by assignment, participation or otherwise, its rights and obligations hereunder, and is hereby authorized to disclose to any such assignee or participant (or proposed assignee or participant) any financial or other information in its knowledge or possession regarding any Loan Party or the Indebtedness.

7.4 Reliance on and Survival of Various Provisions. All terms, covenants, agreements, representations and warranties of any Loan Party made in any Loan Document, or in any certificate, report, financial statement or other document furnished by or on behalf of any Loan Party in connection with any Loan Document, shall be deemed to have been relied upon by Bank, notwithstanding any investigation heretofore or hereafter made by Bank or on Bank's behalf, and those covenants and agreements of Borrower set forth in Section 4.8 hereof (together with any other indemnities of Borrower contained elsewhere in any Loan Document) shall survive the termination of this Agreement and the repayment in full of the Indebtedness.

7.5 Complete Agreement; Conflicts. This Agreement, the other Loan documents, and any commitment letter previously issued by Bank with respect thereto (provided that in the event of any inconsistency or conflict between this Agreement and the other Loan Documents, on one hand, and such commitment letter, on the other hand, this Agreement and the Loan Documents shall control), contain the entire agreement of the parties thereto and supercede all prior agreements and understandings related to the subject matter hereof, and none of the parties shall be bound by anything not expressed in writing. In the event that, and to the extent that, any of the terms, conditions or provisions of any of the other Loan Documents are inconsistent with or in conflict with any of the terms, conditions or provisions of this Agreement, the applicable terms, conditions and provisions of this Agreement shall govern and control. Any amendments or modifications hereto shall be in writing signed by all parties.

7.6 Counterparts. This Agreement may be executed in any number of counterparts and by different parties on separate counterparts, each of which, when executed and delivered, shall be deemed to be an original, and all of which, when taken together, shall constitute but one and the same agreement.

7.7 WAIVER OF JURY TRIAL. BANK AND BORROWER EACH ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH OF THEM, AFTER CONSULTING OR HAVING HAD THE OPPORTUNITY TO CONSULT, WITH COUNSEL OF THEIR CHOICE, KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT EITHER OF THEM MAY HAVE TO A TRIAL BY JURY IN ANY LITIGATION BASED UPON OR ARISING OUT OF ANY LOAN DOCUMENT OR ANY OF THE TRANSACTIONS CONTEMPLATED BY THE LOAN DOCUMENTS OR ANY COURSE OF CONDUCT, DEALING, STATEMENTS (WHETHER ORAL OR WRITTEN), OR ACTION OF EITHER OF THEM. THESE PROVISIONS SHALL NOT BE DEEMED TO HAVE BEEN MODIFIED IN ANY RESPECT OR RELINQUISHED BY BANK OR BORROWER, EXCEPT BY A WRITTEN INSTRUMENT EXECUTED BY EACH OF THEM.

7.8 ORAL AGREEMENTS INEFFECTIVE. THIS AGREEMENT AND THE OTHER "LOAN AGREEMENTS" (AS DEFINED IN SECTION 26.02(A)(2) OF THE TEXAS BUSINESS & COMMERCE CODE, AS AMENDED) REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES, AND THIS AGREEMENT AND THE OTHER WRITTEN LOAN AGREEMENTS MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS BETWEEN THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

WITNESS the due execution hereof as of the day and year first above written.

COMERICA BANK - TEXAS                      NUMO MANUFACTURING, INC.

By: /s/ Paul Strange                       By: /s/ Frank Zanin

Name: Paul L. Strange Name:                Frank J. Zanin
Title: Senior Vice President               Title: Vice President

Address: 8850 Boedeker Street,             Address: 700 Hickory Tree Road
4th Floor, Mail Code 6595                  Mesquite, TX 75149
Dallas, TX 75225

Attn: Paul L. Strange                      Attn: Frank J. Zanin
Telefax No.:214-890-5186                   Telefax No.:972-288-1629






































Guaranty

As of March 1, 2002, the undersigned, for value received, unconditionally and absolutely guarantee(s) to Comerica Bank-Texas, a Texas banking association ("Bank"), payment when due, whether by stated maturity, demand, acceleration or otherwise, of all existing and future indebtedness ("Indebtedness") to the Bank of Numo Manufacturing, Inc., a Texas corporation ("Borrower"). Indebtedness includes without limit any and all obligations or liabilities of the Borrower to the Bank, whether absolute or contingent, direct or indirect, voluntary or involuntary, liquidated or unliquidated, joint or several, known or unknown; originally payable to the Bank or to a third party and subsequently acquired by the Bank including, without limitation, late charges, loan fees or charges and overdraft indebtedness; any and all indebtedness, obligations or liabilities for which Borrower would otherwise be liable to the Bank were it not for the invalidity, irregularity or unenforceability of them by reason of any bankruptcy, insolvency or other law or order of any kind, or for any other reason; any and all amendments, modifications, renewals and/or extensions of any of the above; and all costs of collecting Indebtedness, including, without limit, attorneys' fees. Any reference in this Guaranty to attorneys' fees shall be deemed a reference to reasonable fees, charges, costs and expenses of counsel and paralegals, whether inside or outside counsel is used, and whether or not a suit or action is instituted, and to court costs if a suit or action is instituted, and whether attorneys' fees or court costs are incurred at the trial court level, on appeal, in a bankruptcy, administrative or probate proceeding or otherwise. All costs shall be payable immediately by the undersigned when incurred by the Bank, without demand, and until paid shall bear interest at the highest per annum rate applicable to any of the Indebtedness, but not in excess of the maximum rate permitted by law.

1. LIMITATION: The total obligation of the undersigned under this Guaranty is UNLIMITED unless specifically limited in the Additional Provisions of this Guaranty, and this obligation (whether unlimited or limited to the extent specified in the Additional Provisions) shall include, IN ADDITION TO any limited amount of principal guaranteed, all interest on that limited amount, and all costs incurred by the Bank in collection efforts against the Borrower and/or the undersigned or otherwise incurred by the Bank in any way relating to the Indebtedness, or this Guaranty, including without limit attorneys' fees. The undersigned agree(s) that (a) this limitation shall not be a limitation on the amount of Borrower's Indebtedness to the Bank; (b) any payments by the undersigned shall not reduce the maximum liability of the undersigned under this Guaranty unless written notice to that effect is actually received by the Bank at, or prior to, the time of the payment; and (c) the liability of the undersigned to the Bank shall at all times be deemed to be the aggregate liability of the undersigned under this Guaranty and any other guaranties previously or subsequently given to the Bank by the undersigned and not expressly revoked, modified or invalidated in writing.

2. NATURE OF GUARANTY: This is a continuing Guaranty of payment and not of collection and remains effective whether the Indebtedness is from time to time reduced and later increased or entirely extinguished and later reincurred. The undersigned deliver(s) this Guaranty based solely on the undersigned's independent investigation of (or decision not to investigate) the financial condition of Borrower and is (are) not relying on any information furnished by the Bank. The undersigned assume(s) full responsibility for obtaining any further information concerning the Borrower's financial condition, the status of the Indebtedness or any other matter which the undersigned may deem necessary or appropriate now or later. The undersigned knowingly accept(s) the full range of risk encompassed in this Guaranty, which risk includes, without limit, the possibility that Borrower may incur Indebtedness to the Bank after the financial condition of the Borrower, or the Borrower's ability to pay debts as they mature, has deteriorated.

3. APPLICATION OF PAYMENTS: The undersigned authorize(s) the Bank, either before or after termination of this Guaranty, without notice to or demand on the undersigned and without affecting the undersigned's liability under this Guaranty, from time to time to: (a) apply any security and direct the order or manner of sale; and (b) apply payments received by the Bank from the Borrower to any indebtedness of the Borrower to the Bank, in such order as the Bank shall determine in its sole discretion, whether or not this indebtedness is covered by this Guaranty, and the undersigned waive(s) any provision of law regarding application of payments which specifies otherwise. The undersigned agree(s) to provide to the Bank copies of the undersigned's financial statements upon request.

4. SECURITY: The undersigned pledge(s), assign(s) and grant(s) to the Bank a security interest in and lien upon and the right of setoff as to any and all property of the undersigned now or later in the possession of the Bank. The undersigned further assign(s) to the Bank as collateral for the obligations of the undersigned under this Guaranty all claims of any nature that the undersigned now or later has (have) against the Borrower (other than any claim under a deed of trust or mortgage covering California real property) with full right on the part of the Bank, in its own name or in the name of the undersigned, to collect and enforce these claims. The undersigned agree(s) that no security now or later held by the Bank for the payment of any Indebtedness, whether from the Borrower, any guarantor, or otherwise, and whether in the nature of a security interest, pledge, lien, assignment, setoff, suretyship, guaranty, indemnity, insurance or otherwise, shall affect in any manner the unconditional obligation of the undersigned under this Guaranty, and the Bank, in its sole discretion, without notice to the undersigned, may release, exchange, enforce and otherwise deal with any security without affecting in any manner the unconditional obligation of the undersigned under this Guaranty. The undersigned acknowledge(s) and agree(s) that the Bank has no obligation to acquire or perfect any lien on or security interest in any asset(s), whether realty or personalty, to secure payment of the Indebtedness, and the undersigned is (are) not relying upon any asset(s) in which the Bank has or may have a lien or security interest for payment of the Indebtedness.

5. OTHER GUARANTORS: If any Indebtedness is guaranteed by two or more guarantors, the obligation of the undersigned shall be several and also joint, each with all and also each with any one or more of the others, and may be enforced at the option of the Bank against each severally, any two or more jointly, or some severally and some jointly. The Bank, in its sole discretion, may release any one or more of the guarantors for any consideration which it deems adequate, and may fail or elect not to prove a claim against the estate of any bankrupt, insolvent, incompetent or deceased guarantor; and after that, without notice to any guarantor, the Bank may extend or renew any or all Indebtedness and may permit the Borrower to incur additional Indebtedness, without affecting in any manner the unconditional obligation of the remaining guarantor(s). The undersigned acknowledge(s) that the effectiveness of this Guaranty is not conditioned on any or all of the indebtedness being guaranteed by anyone else.

6. TERMINATION: Any of the undersigned may terminate their obligation under this Guaranty as to future Indebtedness (except as provided below) by (and only by) delivering written notice of termination to an officer of the Bank and receiving from an officer of the Bank written acknowledgement of delivery; provided, however, the termination shall not be effective until the opening of business on the fifth (5th) day ("effective date") following written acknowledgement of delivery. Any termination shall not affect in any way the unconditional obligations of the remaining guarantor(s), whether or not the termination is known to the remaining guarantor(s). Any termination shall not affect in any way the unconditional obligations of the terminating guarantor(s) as to any Indebtedness existing at the effective date of termination or any Indebtedness created after that pursuant to any commitment or agreement of the Bank or pursuant to any Borrower loan with the Bank existing at the effective date of termination (whether advances or readvances by the Bank after the effective date of termination are optional or obligatory), or any modifications, extensions or renewals of any of this Indebtedness, whether in whole or in part, and as to all of this Indebtedness and modifications, extensions or renewals of it, this Guaranty shall continue effective until the same shall have been fully paid. The Bank has no duty to give notice of termination by any guarantor(s) to any remaining guarantor(s). The undersigned shall indemnify the Bank against all claims, damages, costs and expenses, INCLUDING ANY CLAIMS, DAMAGES, COSTS AND EXPENSES RESULTING FROM BANK'S OWN NEGLIGENCE, except and to the extent (but only to the extent) caused by Bank's gross negligence or willful misconduct, including, without limit, attorneys' fees, incurred by the Bank in connection with any suit, claim or action against the Bank arising out of any modification or termination of a Borrower loan or any refusal by the Bank to extend additional credit in connection with the termination of this Guaranty.

7. REINSTATEMENT: Notwithstanding any prior revocation, termination, surrender or discharge of this Guaranty (or of any lien, pledge or security interest securing this Guaranty) in whole or in part, the effectiveness of this Guaranty, and of all liens, pledges and security interests securing this Guaranty, shall automatically continue or be reinstated in the event that any payment received or credit given by the Bank in respect of the Indebtedness is returned, disgorged or rescinded under any applicable state or federal law, including, without limitation, laws pertaining to bankruptcy or insolvency, in which case this Guaranty, and all liens, pledges and security interests securing this Guaranty, shall be enforceable against the undersigned as if the returned, disgorged or rescinded payment or credit had not been received or given by the Bank, and whether or not the Bank relied upon this payment or credit or changed its position as a consequence of it. In the event of continuation or reinstatement of this Guaranty and the liens, pledges and security interests securing it, the undersigned agree(s) upon demand by the Bank, to execute and deliver to the Bank those documents which the Bank determines are appropriate to further evidence (in the public records or otherwise) this continuation or reinstatement, although the failure of the undersigned to do so shall not affect in any way the reinstatement or continuation. If the undersigned do(es) not execute and deliver to the Bank upon demand such documents, the Bank and each Bank officer is irrevocably appointed (which appointment is coupled with an interest) the true and lawful attorney of the undersigned (with full power of substitution) to execute and deliver such documents in the name and on behalf of the undersigned.

8. WAIVERS: The undersigned, to the extent not expressly prohibited by applicable law, waive(s) any right to require the Bank to: (a) proceed against any person or property; (b) give notice of the terms, time and place of any public or private sale of personal property security held from the Borrower or any other person, or otherwise comply with the provisions of Sections 9-611 or 9-621 of the Texas or other applicable Uniform Commercial Code, as the same may be amended, revised or replaced from time to time; or (c) pursue any other remedy in the Bank's power. The undersigned waive(s) notice of acceptance of this Guaranty and presentment, demand, protest, notice of protest, dishonor, notice of dishonor, notice of default, notice of intent to accelerate or demand payment or notice of acceleration of any Indebtedness, any and all other notices to which the undersigned might otherwise be entitled, and diligence in collecting any Indebtedness, and all rights of a guarantor under Rule 31, Texas Rules of Civil Procedure, Chapter 34 of the Texas Business and Commerce Code, or Section 17.001 of the Texas Civil Practice and Remedies Code, and agree(s) that the Bank may, once or any number of times, modify the terms of any Indebtedness, compromise, extend, increase, accelerate, renew or forbear to enforce payment of any or all Indebtedness, or permit the Borrower to incur additional Indebtedness, all without notice to the undersigned and without affecting in any manner the unconditional obligation of the undersigned under this Guaranty.

The undersigned unconditionally and irrevocably waive(s) each and every defense and setoff of any nature which, under principles of guaranty or otherwise, would operate to impair or diminish in any way the obligation of the undersigned under this Guaranty, and acknowledge(s) that each such waiver is by this reference incorporated into each security agreement, collateral assignment, pledge and/or other document from the undersigned now or later securing this Guaranty and/or the Indebtedness, and acknowledge(s) that as of the date of this Guaranty no such defense or setoff exists.

9. WAIVER OF SUBROGATION: The undersigned waive(s) any and all rights (whether by subrogation, indemnity, reimbursement, or otherwise) to recover from the Borrower any amounts paid by the undersigned pursuant to this Guaranty until the Indebtedness has been paid in full.

10. SALE/ASSIGNMENT: The undersigned acknowledge(s) that the Bank has the right to sell, assign, transfer, negotiate, or grant participations in all or any part of the Indebtedness and any related obligations, including, without limit, this Guaranty, without notice to the undersigned and that the Bank may disclose any documents and information which the Bank now has or later acquires relating to the undersigned or to the Borrower or the Indebtedness in connection with such sale, assignment, transfer, negotiation, or grant. The undersigned agree(s) that the Bank may provide information relating to this Guaranty or relating to the undersigned to the Bank's parent, affiliates, subsidiaries and service providers.

11. GENERAL: This Guaranty constitutes the entire agreement of the undersigned and the Bank with respect to the subject matter of this Guaranty. No waiver, consent, modification or change of the terms of the Guaranty shall bind any of the undersigned or the Bank unless in writing and signed by the waiving party or an authorized officer of the waiving party, and then this waiver, consent, modification or change shall be effective only in the specific instance and for the specific purpose given. This Guaranty shall inure to the benefit of the Bank and its successors and assigns and shall be binding on the undersigned and the undersigned's heirs, legal representatives, successors and assigns including, without limit, any debtor in possession or trustee in bankruptcy for any of the undersigned. The mundersigned has (have) knowingly and voluntarily entered into this Guaranty in good faith for the purpose of inducing the Bank to extend credit or make other financial accommodations to the Borrower. If any provision of this Guaranty is unenforceable in whole or in part for any reason, the remaining provisions shall continue to be effective. THIS GUARANTY SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

12. HEADINGS: Headings in this Agreement are included for the convenience of reference only and shall not constitute a part of this Agreement for any purpose.

13. JURY TRIAL WAIVER: THE UNDERSIGNED AND BANK, BY ACCEPTANCE OF THIS GUARANTY, ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS GUARANTY OR THE INDEBTEDNESS.

14. THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION 26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN OR ORAL AGREEMENTS BETWEEN THE PARTIES.

IN WITNESS WHEREOF, Guarantor(s) has (have) signed and delivered this Guaranty the day and year first written above.

GUARANTOR(S): WILSON BROTHERS USA, INC.
GUARANTOR NAME TYPED/PRINTED

By:/s/ Frank Zanin
SIGNATURE OF Frank J. Zanin
Its: Chief Executive Officer
TITLE (IF APPLICABLE)





GUARANTOR'S ADDRESS:
125 King Street, Suite #204
STREET ADDRESS
Charleston, SC 29401
CITY STATE ZIP CODE


THE STATE OF TEXAS)
                  )
COUNTY OF DALLAS  )

This instrument was acknowledged before me on March 8, 2002, by Frank Zanin, of WILSON BROTHERS USA, INC., an Illinois corporation, on behalf of said corporation. Notary Public, State of Texas

/s/ Teresa Irizarry
Teresa Irizarry
(printed name)

My Commission Expires: July 9, 2002





































MASTER REVOLVING NOTE


Variable Rate-Maturity Date-Obligatory Advances (Business and Commercial Loans Only)

Amount: $ 1,000,000
Note Date: March 1, 2002
Maturity Date: March 1, 2004
Tax Identification Number: 75-2705149

On the Maturity Date, as stated above, for value received, the undersigned promise(s) to pay to the order of Comerica Bank-Texas ("Bank"),at any office of the Bank in the State of Texas, ONE MILLION Dollars (U.S.) (or that portion of it advanced by the Bank and not repaid as later provided) with interest until maturity, whether by acceleration or otherwise, or until Default, as later defined, at a per annum rate equal to the lesser of (a) the Maximum Rate, as later defined, or (b) the Stated Rate, as later defined and after that at a rate equal to the rate of interest otherwise prevailing under this Note plus three percent (3%) per annum (but in no event in excess of the Maximum Rate.) If on any day the Stated Rate shall exceed the Maximum Rate for that day, the rate of interest applicable to this Note shall be fixed at the Maximum Rate on that day and on each day thereafter until the total amount of interest accrued on the unpaid principal balance of this Note equals the total amount of interest which would have accrued if there had been no Maximum Rate. Interest rate changes will be effective for interest computation purposes as and when the Maximum Rate or the Stated Rate, as applicable, changes. Subject to the limitations herein below set forth, interest shall be calculated on the basis of a 360-day year for the actual number of days the principal is outstanding. The "Stated Rate" shall mean the Bank's "prime rate" which is the annual rate of interest so designated by the Bank and which is changed by the Bank from time to time. Accrued interest on this Note shall be payable on the first day of each month commencing April 1, 2002, until the Maturity Date (set forth above) when all amounts outstanding under this Note shall be due and payable in full. If the frequency of interest payments is not otherwise specified, accrued interest on this Note shall be payable monthly on the first day of each month. If any payment of principal or interest under this Note shall be payable on a day other than a day on which the Bank is open for business, this payment shall be extended to the next succeeding business day and interest shall be payable at the rate specified in this Note during this extension. A late payment charge equal to a reasonable amount not to exceed 5% of each late payment may be charged on any payment not received by the Bank within 10 calendar days after the payment due date, but acceptance of payment of this charge shall not waive any Default under this Note.

The term "Maximum Rate", as used herein, shall mean at the particular time in question the maximum nonusurious rate of interest, which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to the undersigned from time to time as of the effective date of each change in such maximum rate.

The principal amount payable under this Note shall be the sum of all advances made by the Bank to or at the request of the undersigned, less principal payments actually received in cash by the Bank. The books and records of the Bank shall be the best evidence of the principal amount and the unpaid interest amount owing at any time under this Note and shall be conclusive absent manifest error. No interest shall accrue under this Note until the date of the first advance made by the Bank; after that interest on all advances shall accrue and be computed on the principal balance outstanding from time to time under this Note until the same is paid in full.

This Note and any other indebtedness and liabilities of any kind of the undersigned (or any of them) to the Bank, and any and all modifications, renewals or extensions of it, whether joint or several, contingent or absolute, now existing or later arising, and however evidenced and whether incurred voluntarily or involuntarily, known or unknown, or originally payable to the Bank or to a third party and subsequently acquired by Bank including, without limitation, any late charges; loan fees or charges; overdraft indebtedness; costs incurred by Bank in establishing, determining, continuing or defending the validity or priority of any security interest, pledge or other lien or in pursuing any of its rights or remedies under any loan document (or otherwise) or in connection with any proceeding involving the Bank as a result of any financial accommodation to the undersigned (or any of them); and reasonable costs and expenses of attorneys and paralegals, whether inside or outside counsel is used, and whether any suit or other action is instituted, and to court costs if suit or action is instituted, and whether any such fees, costs or expenses are incurred at the trial court level or on appeal, in bankruptcy, in administrative proceedings, in probate proceedings or otherwise (collectively "Indebtedness") are secured by and the Bank is granted a security interest in all items deposited in any account of any of the undersigned with the Bank and by all proceeds of these items (cash or otherwise), all account balances of any of the undersigned from time to time with the Bank, by all property of any of the undersigned from time to time in the possession of the Bank and by any other collateral, rights and properties described in each and every deed of trust, mortgage, security agreement, pledge, assignment and other security or collateral agreement which has been, or will at any time(s) later be, executed by any (or all) of the undersigned to or for the benefit of the Bank (collectively "Collateral"). Notwithstanding the above, (i) to the extent that any portion of the Indebtedness is a consumer loan, that portion shall not be secured by any deed of trust or mortgage on or other security interest in any of the undersigned's principal dwelling or any of the undersigned's real property which is not a purchase money security interest as to that portion, unless expressly provided to the contrary in another place, or (ii) if the undersigned (or any of them) has(have) given or give(s) Bank a deed of trust or mortgage covering real property, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them), unless expressly provided to the contrary in another place, or (iii) if the undersigned (or any of them ) has (have) given or give(s) the Bank a deed of trust or mortgage covering real property which, under Texas law, constitutes the homestead of such person, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them) unless expressly provided to the contrary in another place.

If an Event of Default as defined in that certain Credit Agreement dated as of March 1, 2002 between the undersigned and the Bank occurs, or if the undersigned (or any of them) or any guarantor under a guaranty of all or part of the Indebtedness ("guarantor") (a) fail(s) to pay any of the Indebtedness when due, by maturity, acceleration or otherwise, or fail(s) to pay any Indebtedness owing on a demand basis upon demand; or (b) fail(s) to comply with any of the terms or provisions of any agreement between the undersigned (or any of them) or any such guarantor and the Bank; or (c) become(s) insolvent or the subject of a voluntary or involuntary proceeding in bankruptcy, or a reorganization, arrangement or creditor composition proceeding, (if a business entity) cease(s) doing business as a going concern, (if a natural person) die(s) or become(s) incompetent, (if a partnership) dissolve(s) or any general partner of it dies, becomes incompetent or becomes the subject of a bankruptcy proceeding or (if a corporation of a limited liability company) is the subject of a dissolution, merger or consolidation; or (d) if any warranty or representation made by any of the undersigned or any guarantor in connection with this Note or any of the Indebtedness shall be discovered to be untrue or incomplete; or (e) if there is any termination, notice of termination, or breach of any guaranty, pledge, collateral assignment or subordination agreement relating to all or any part of the Indebtedness; or (f) if there is any failure by any of the undersigned or any guarantor to pay when due any of its indebtedness (other than to the Bank) or in the observance or performance of any term, covenant or condition in any document evidencing, securing or relating to such indebtedness; provided that failure to pay any trade debt or obligations arising under leases shall not constitute an Event of Default if the undersigned is contesting payment thereof in the manner set forth in Section 2.5 of the Security Agreement of even date between the undersigned and Bank herewith; or (g) if there is filed or issued a levy or writ of attachment or garnishment or other like judicial process upon the undersigned (or any of them) or any guarantor or any of the Collateral, including without limit, any accounts of the undersigned (or any of them) or any guarantor with the Bank, then the Bank, upon the occurrence of any of these events (each a "Default"), may at its option and without prior notice to the undersigned (or any of them), declare any or all of the Indebtedness to be immediately due and payable (notwithstanding any provisions contained in the evidence of it to the contrary), cease advancing money or extending credit to or for the benefit of the undersigned under this Note or any other agreement between the undersigned and Bank, terminate this Note as to any future liability or obligation of Bank, but without affecting Bank's rights and security interests in any Collateral or the Indebtedness , sell or liquidate all or any portion of the Collateral, set off against the Indebtedness any amounts owing by the Bank to the undersigned (or any of them), charge interest at the default rate provided in the document evidencing the relevant Indebtedness and exercise any one or more of the rights and remedies granted to the Bank by any agreement with the undersigned (or any of them) or given to it under applicable law. In addition, if this Note is secured by a deed of trust or mortgage covering real property, then the trustor or mortgagor shall not mortgage or pledge the mortgaged premises as security for any other indebtedness or obligations. This Note , together with all other indebtedness secured by said deed of trust or mortgage, shall become due and payable immediately, without notice, at the option of the Bank, (i) if said trustor or mortgagor shall mortgage or pledge the mortgaged premises for any other indebtedness or obligations or shall convey, assign or transfer the mortgaged premises by deed, installment sale contract instrument, or (ii) if the title to the mortgaged premises shall become vested in any other person or party in any manner whatsoever, or
(iii) if there is any disposition (through one or more transactions) of legal or beneficial title to a controlling interest of said trustor or mortgagor. All payments under this Note shall be in immediately available United States funds, without setoff or counterclaim.

If this Note is signed by two or more parties (whether by all as makers or by one or more as an accommodation party or otherwise), the obligations and undertakings under this Note shall be that of all and any two or more jointly and also of each severally. This Note shall bind the undersigned, and the undersigned's respective heirs, personal representatives, successors and assigns.

The undersigned waive(s) presentment, demand, protest, notice of dishonor, notice of demand or intent to demand, notice of acceleration or intent to accelerate, and all other notices and agree(s) that no extension or indulgence to the undersigned (or any of them) or release, substitution or nonenforcement of any security, or release or substitution of any of the undersigned, any guarantor or any other party, whether with or without notice, shall affect the obligations of any of the undersigned. The undersigned waive(s) all defenses or right to discharge available under Section 3-605 of the Texas Uniform Commercial Code and waive(s) all other suretyship defenses or right to discharge. The undersigned agree(s) that the Bank has the right to sell, assign, or grant participations, or any interest, in any or all of the Indebtedness, and that, in connection with this right, but without limiting its ability to make other disclosures to the full extent allowable, the Bank may disclose all documents and information which the Bank now or later has relating to the undersigned or the Indebtedness. The undersigned agree(s) that the Bank may provide information relating to the Note or to the undersigned to the Bank's parent, affiliates, subsidiaries and service providers.

The undersigned agree(s) to reimburse the holder or owner of this Note for any and all costs and expenses (including without limit, court costs, legal expenses and reasonable attorney fees, whether inside or outside counsel is used, whether or not suit is instituted and, if suit is instituted, whether at the trial court level, appellate level, in a bankruptcy, probate or administrative proceeding or otherwise) incurred in collecting or attempting to collect this Note or incurred in any other matter or proceeding relating to this Note.

The undersigned acknowledge(s) and agree(s) that there are no contrary agreements, oral or written, establishing a term of this Note and agree(s) that the terms and conditions of this Note may not be amended, waived or modified except in a writing signed by an officer of the Bank expressly stating that the writing constitutes an amendment, waiver or modification of the terms of this Note. As used in this Note, the word "undersigned" means, individually and collectively, each maker, accommodation party, indorser and other party signing this Note in a similar capacity. If any provision of this Note is unenforceable in whole or part for any reason, the remaining provisions shall continue to be effective. Chapter 346 of the Texas Finance Code (and as the same may be incorporated by reference in other Texas statutes) shall not apply to the Indebtedness evidenced by this Note. THIS NOTE IS MADE IN THE STATE OF TEXAS AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

This Note and all other documents, instruments and agreements evidencing, governing, securing, guaranteeing or otherwise relating to or executed pursuant to or in connection with this Note or the Indebtedness evidenced hereby (whether executed and delivered prior to, concurrently with or subsequent to this Note), as such documents may have been or may hereafter be amended from time to time (the "Loan Documents") are intended to be performed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by the undersigned or prepayment agreement results (or would, if complied with, result) in the undersigned having paid, contracted for or being charged for any interest in excess of that permitted by law, then it is the express intent of the undersigned and Bank that this Note and the other Loan Documents shall be limited to the extent necessary to prevent such result and all excess amounts theretofore collected by Bank shall be credited on the principal balance of this Note or, if fully paid, upon such other Indebtedness as shall then remaining outstanding (or, if this Note and all other Indebtedness have been paid in full, refunded to the undersigned), and the provisions of this Note and the other Loan Documents shall immediately be deemed reform ed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by the undersigned for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of the undersigned to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law permits Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of the Texas Finance Code for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank may, at its option and from time to time, implement any other method of computing the Maximum Rate under the Texas Finance Code or under other applicable law, by giving notice, if required, to the undersigned as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

THE UNDERSIGNED AND THE BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED, EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS NOTE OR THE INDEBTEDNESS. THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION
26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

NUMO MANUFACTURING, INC.         By:/s/ Frank Zanin   Its:
--------------------------       ------------------   ------------------
OBLIGOR NAME TYPED/PRINTED       SIGNATURE OF FRANK J. ZANNIN TITLE (if
                                             applicable) VICE PRESIDENT

700 Hickory Tree Road          Mesquite       TX                75149
Street Address                 City           State    Country  Zip Code

For Bank Use Only CCAR#
Loan Officer Initials         Loan Group name        Obligor(s) Name
Loan Officer I.D. No.         Loan Group No.         Obligor No.
Note No. Amount




























Security Agreement

(All Assets)

As of March 1, 2002 for value received, the undersigned ("Debtor") pledges, assigns and grants to COMERICA BANK-TEXAS, a Texas banking association ("Bank"), whose address is P. O. Box 650282, Dallas, Texas 75265-0282, Attention: Paul Strange, Mail Code 6595, a continuing security interest and lien (any pledge, assignment, security interest or other lien arising hereunder is sometimes referred to herein as a "security interest") in the Collateral (as defined below) to secure payment when due, whether by stated maturity, demand, acceleration or otherwise, of all existing and future indebtedness ("Indebtedness") to the Bank of NUMO MANUFACTURING, INC. ("Borrower") and/or Debtor. Indebtedness includes without limit any and all obligations or liabilities of the Borrower and/or Debtor to the Bank, whether absolute or contingent, direct or indirect, voluntary or involuntary, liquidated or unliquidated, joint or several, known or unknown, originally payable to the Bank or to a third party and subsequently acquired by the Bank including, without limitation, any late charges, loan fees or charges, and overdraft indebtedness, any and all obligations or liabilities for which the Borrower and/or Debtor would otherwise be liable to the Bank were it not for the invalidity or unenforceability of them by reason of any bankruptcy, insolvency or other law, or for any other reason; any and all amendments, modifications, renewals and/or extensions of any of the above; all costs incurred by Bank in establishing, determining, continuing, or defending the validity or priority of any security interest, or in pursuing its rights and remedies under this Agreement or under any other agreement between Bank and Borrower and/or Debtor or in connection with any proceeding involving Bank as a result of any financial accommodation to Borrower and/or Debtor; and all other costs of collecting Indebtedness, including without limit attorneys' fees. Debtor agrees to pay Bank all such costs incurred by the Bank, immediately upon demand, and until paid all costs shall bear interest at the highest per annum rate applicable to any of the Indebtedness, but not in excess of the maximum rate permitted by law. Any reference in this Agreement to attorneys' fees shall be deemed a reference to reasonable fees, costs, and expenses of both in-house and outside counsel and paralegals, whether inside or outside counsel is used, whether or not a suit or action is instituted, and to court costs if a suit or action is instituted, and whether attorneys' fees or court costs are incurred at the trial court level, on appeal, in a bankruptcy, administrative or probate proceeding or otherwise. Debtor further covenants, agrees, represents and warrants as follows:

1. Collateral shall mean all personal property of Debtor including, without limitation, all of the following property Debtor now or later owns or has an interest in, wherever located :

(a) all Accounts Receivable (for purposes of this Agreement, "Accounts Receivable" consists of all accounts, general intangibles, chattel paper (including without limit electronic chattel paper and tangible chattel paper), contract rights, deposit accounts, documents, instruments and rights to payment evidenced by chattel paper, documents or instruments, health care insurance receivables, commercial tort claims, letters of credit, letter of credit rights, supporting obligations, and rights to payment for money or funds advanced or sold),

(b) all Inventory,

(c) all Equipment and Fixtures,

(d) all Software (for purposes of this Agreement "Software" consists of all (i) computer programs and supporting information provided in connection with a transaction relating to the program, and (ii) computer programs embedded in goods and any supporting information provided in connection with a transaction relating to the program whether or not the program is associated with the goods in such a manner that it customarily is considered part of the goods, and whether or not, by becoming the owner of the goods, a person acquires a right to use the program in connection with the goods, and whether or not the program is embedded in goods that consist solely of the medium in which the program is embedded),

(e) all investment property (including, without limitation, securities, securities entitlements and financial assets);

(f) specific items listed below and/or on attached Schedule A, if any, is/are also included in Collateral:

(g) all goods, instruments (including, without limit, promissory notes), documents (including, without limit, negotiable documents), policies and certificates of insurance, deposit accounts, and money or other property (except real property which is not a fixture) which are now or later in possession or control of Bank, or as to which Bank now or later controls possession by documents or otherwise, and

(h) all additions, attachments, accessions, parts, replacements, substitutions, renewals, interest, dividends, distributions, rights of any kind (including but not limited to stock splits, stock rights, voting and preferential rights), products, and proceeds of or pertaining to the above including, without limit, cash or other property which were proceeds and are recovered by a bankruptcy trustee or otherwise as a preferential transfer by Debtor.

In the definition of Collateral, a reference to a type of collateral shall not be limited by a separate reference to a more specific or narrower type of that collateral.

2. Warranties, Covenants and Agreements. Debtor warrants, covenants and agrees as follows:

2.1 Debtor shall furnish to Bank, in form and at intervals as Bank may request, any information Bank may reasonably request and allow Bank to examine, inspect, and copy any of Debtor's books and records. Debtor shall, at the request of Bank, mark its records and the Collateral to clearly indicate the security interest of Bank under this Agreement.

2.2 At the time any Collateral becomes, or is represented to be, subject to a security interest in favor of Bank, Debtor shall be deemed to have warranted that (a) Debtor is the lawful owner of the Collateral and has the right and authority to subject it to a security interest granted to Bank; (b) none of the Collateral is subject to any security interest other than that in favor of Bank; (c) there are no financing statements on file, other than in favor of Bank; (d) no person, other than Bank, has possession or control (as defined in the Uniform Commercial Code) of any Collateral of such nature that perfection of a security interest may be accomplished by control; and (e) Debtor acquired its rights in the Collateral in the ordinary course of its business.

2.3 Debtor will keep the Collateral free at all times from all claims, liens, security interests and encumbrances other than those in favor of Bank. Debtor will not, without the prior written consent of Bank, sell, transfer, lease or grant control to any person other than Bank over, or permit to be sold, transferred, leased or controlled (by a person other than Bank), any or all of the Collateral, except for Inventory in the ordinary course of its business and will not return any Inventory to its supplier. Bank or its representatives may at all reasonable times inspect the Collateral and may enter upon all premises where the Collateral is kept or might be located.

2.4 Debtor will do all acts and will execute or cause to be executed all writings requested by Bank to establish, maintain and continue an exclusive, perfected and first security interest of Bank in the Collateral. Debtor agrees that Bank has no obligation to acquire or perfect any lien on or security interest in any asset(s), whether realty or personalty, to secure payment of the Indebtedness, and Debtor is not relying upon assets in which the Bank may have a lien or security interest for payment of the Indebtedness.

2.5 Debtor will pay within the time that they can be paid without interest or penalty all taxes, assessments and similar charges, which at any time are or may become a lien, charge, or encumbrance upon any Collateral, except to the extent contested in good faith and bonded in a manner satisfactory to Bank. If Debtor fails to pay any of these taxes, assessments, or other charges in the time provided above, Bank has the option (but not the obligation) to do so, and Debtor agrees to repay all amounts so expended by Bank immediately upon demand, together with interest at the highest lawful default rate which could be charged by Bank on any Indebtedness.

2.6 Debtor will keep the Collateral in good condition and will protect it from loss, damage, or deterioration from any cause. Debtor has and will maintain at all times (a) with respect to the Collateral, insurance under an "all risk" policy against fire and other risks customarily insured against, and (b) public liability insurance and other insurance as may be required by law or reasonably required by Bank, all of which insurance shall be in amount, form and content, and written by companies as may be satisfactory to Bank, containing a lender's loss payable endorsement acceptable to Bank. Debtor will deliver to Bank immediately upon demand evidence satisfactory to Bank that the required insurance has been procured. If Debtor fails to maintain satisfactory insurance, Bank has the option (but not the obligation) to do so and Debtor agrees to repay all amounts so expended by Bank immediately upon demand, together with interest at the highest lawful default rate which could be charged by Bank on any Indebtedness.

2.7 On each occasion on which Debtor evidences to Bank the account balances on and the nature and extent of the Accounts Receivable, Debtor shall be deemed to have warranted that except as otherwise indicated (a) each of those Accounts Receivable is valid and enforceable without performance by Debtor of any act; (b) each of those account balances are in fact owing, (c) there are no setoffs, recoupments, credits, contra accounts, counterclaims or defenses against any of those Accounts Receivable, (d) as to any Accounts Receivable represented by a note, trade acceptance, draft or other instrument or by any chattel paper or document, the same have been endorsed and/or delivered by Debtor to Bank,
(e) Debtor has not received with respect to any Account Receivable, any notice of the death of the related account debtor, or of the dissolution, liquidation, termination of existence, insolvency, business failure, appointment of a receiver for, assignment for the benefit of creditors by, or filing of a petition in bankruptcy by or against, the account debtor, and (f) as to each Account Receivable, except as may be expressly permitted by Bank to the contrary in another document, the account debtor is not an affiliate of Debtor, the United States of America or any department, agency or instrumentality of it, or a citizen or resident of any jurisdiction outside of the United States. Debtor will do all acts and will execute all writings requested by Bank to perform, enforce performance of, and collect all Accounts Receivable. Debtor shall neither make nor permit any modification, compromise or substitution for any Account Receivable without the prior written consent of Bank. Debtor shall, at Bank's request, arrange for verification of Accounts Receivable directly with account debtors or by other methods acceptable to Bank.

2.8 Debtor at all times shall be in strict compliance with all applicable laws, including without limit any laws, ordinances, directives, orders, statutes, or regulations an object of which is to regulate or improve health, safety, or the environment ("Environmental Laws").

2.9 If Bank, acting in its sole discretion, redelivers Collateral to Debtor or Debtor's designee for the purpose of (a) the ultimate sale or exchange thereof; or (b) presentation, collection, renewal, or registration of transfer thereof; or (c) loading, unloading, storing, shipping, transshipping, manufacturing, processing or otherwise dealing with it preliminary to sale or exchange; such redelivery shall be in trust for the benefit of Bank and shall not constitute a release of Bank's security interest in it or in the proceeds or products of it unless Bank specifically so agrees in writing. If Debtor requests any such redelivery, Debtor will deliver with such request a duly executed financing statement in form and substance satisfactory to Bank. Any proceeds of Collateral coming into Debtor's possession as a result of any such redelivery shall be held in trust for Bank and immediately delivered to Bank for application on the Indebtedness. Bank may (in its sole discretion) deliver any or all of the Collateral to Debtor, and such delivery by Bank shall discharge Bank from all liability or responsibility for such Collateral. Bank, at its option, may require delivery of any Collateral to Bank at any time with such endorsements or assignments of the Collateral as Bank may request.

2.10 At any time when an Event of Default exists and without notice, Bank may (a) cause any or all of the Collateral to be transferred to its name or to the name of its nominees; (b) receive or collect by legal proceedings or otherwise all dividends, interest, principal payments and other sums and all other distributions at any time payable or receivable on account of the Collateral, and hold the same as Collateral, or apply the same to the Indebtedness, the manner and distribution of the application to be in the sole discretion of Bank; (c) enter into any extension, subordination, reorganization, deposit, merger or consolidation agreement or any other agreement relating to or affecting the Collateral, and deposit or surrender control of the Collateral, and accept other property in exchange for the Collateral and hold or apply the property or money so received pursuant to this Agreement; and (d) take such actions in its own name or in Debtor's name as Bank, in its sole discretion, deems necessary or appropriate to establish exclusive control (as defined in the Uniform Commercial Code) over any Collateral of such nature that perfection of the Bank's security interest may be accomplished by control.

2.11 Bank may assign any of the Indebtedness and deliver any or all of the Collateral to its assignee, who then shall have with respect to Collateral so delivered all the rights and powers of Bank under this Agreement, and after that Bank shall be fully discharged from all liability and responsibility with respect to Collateral so delivered.

2.12 Debtor delivers this Agreement based solely on Debtor's independent investigation of (or decision not to investigate) the financial condition of Borrower and is not relying on any information furnished by Bank. Debtor assumes full responsibility for obtaining any further information concerning the Borrower's financial condition, the status of the Indebtedness or any other matter which the undersigned may deem necessary or appropriate now or later. Debtor waives any duty on the part of Bank, and agrees that Debtor is not relying upon nor expecting Bank to disclose to Debtor any fact now or later known by Bank, whether relating to the operations or condition of Borrower, the existence, liabilities or financial condition of any guarantor of the Indebtedness, the occurrence of any default with respect to the Indebtedness, or otherwise, notwithstanding any effect such fact may have upon Debtor's risk or Debtor's rights against Borrower. Debtor knowingly accepts the full range of risk encompassed in this Agreement, which risk includes without limit the possibility that Borrower may incur Indebtedness to Bank after the financial condition of Borrower, or Borrower's ability to pay debts as they mature, has deteriorated.

2.13 Debtor shall defend, indemnify and hold harmless Bank, its employees, agents, shareholders, affiliates, officers, and directors from and against any and all claims, damages, fines, expenses, liabilities or causes of action of whatever kind, including without limit consultant fees, legal expenses, and attorneys' fees, suffered by any of them as a direct or indirect result of any actual or asserted violation of any law, including, without limit, Environmental Laws, or of any remediation relating to any property required by any law, including without limit Environmental Laws, INCLUDING ANY CLAIMS, DAMAGES, FINES, EXPENSES, LIABILITIES OR CAUSES OF ACTION OF WHATEVER KIND RESULTING FROM BANK'S OWN NEGLIGENCE, except and to the extent (but only to the extent) caused by Bank's gross negligence or willful misconduct.

3. Collection of Proceeds.

3.1 Debtor agrees to collect and enforce payment of all collateral until Bank shall direct Debtor to the contrary. Immediately upon notice to Debtor by Bank and at all times after that, Debtor agrees to fully and promptly cooperate and assist Bank in the collection and enforcement of all Collateral and to hold in trust for Bank all payments received in connection with Collateral and from the sale, lease or other disposition of any Collateral, all rights by way of suretyship or guaranty and all rights in the nature of a lien or security interest which Debtor now or later has regarding Collateral. Immediately upon and after such notice, Debtor agrees to (a) endorse to Bank and immediately deliver to Bank all payments received on Collateral or from the sale, lease or other disposition of any Collateral or arising from any other rights or interests of Debtor in the Collateral, in the form received by Debtor without commingling with any other funds, and (b) immediately deliver to Bank all property in Debtor's possession or later coming into Debtor's possession through enforcement of Debtor's rights or interests in the Collateral. Debtor irrevocably authorizes Bank or any Bank employee or agent to endorse the name of Debtor upon any checks or other items, which are received in payment for any Collateral, and to do any and all things necessary in order to reduce these items to money. Bank shall have no duty as to the collection or protection of Collateral or the proceeds of it, or as to the preservation of any related rights, beyond the use of reasonable care in the custody and preservation of Collateral in the possession of Bank. Debtor agrees to take all steps necessary to preserve rights against prior parties with respect to the Collateral. Nothing in this Section 3.1 shall be deemed a consent by Bank to any sale, lease or other disposition of any Collateral.

3.2 Debtor agrees that immediately upon Bank's request (whether or not any Event of Default exists) the Indebtedness shall be on a "remittance basis" as follows: Debtor shall at its sole expense establish and maintain (and Bank, at Bank's option may establish and maintain at Debtor's expense): (a) an United States Post Office lock box (the "Lock Box"), to which Bank shall have exclusive access and control. Debtor expressly authorizes Bank, from time to time, to remove contents from the Lock Box, for disposition in accordance with this Agreement. Debtor agrees to notify all account debtors and other parties obligated to Debtor that all payments made to Debtor (other than payments by electronic funds transfer) shall be remitted, for the credit of Debtor, to the Lock Box, and Debtor shall include a like statement on all invoices; and (b) a non-interest bearing deposit account with Bank which shall be titled as designated by Bank (the "Cash Collateral Account") to which Bank shall have exclusive access and control. Debtor agrees to notify all account debtors and other parties obligated to Debtor that all payments made to Debtor by electronic funds transfer shall be remitted to the Cash Collateral Account, and Debtor, at Bank's request, shall include a like statement on all invoices. Debtor shall execute all documents and authorizations as required by Bank to establish and maintain the Lock Box and the Cash Collateral Account.

3.3 All items or amounts which are remitted to the Lock Box, to the Cash Collateral Account, or otherwise delivered by or for the benefit of Debtor to Bank on account of partial or full payment of, or with respect to, any Collateral shall, at Bank's option, (a) be applied to the payment of the Indebtedness, whether then due or not, in such order or at such time of application as Bank may determine in its sole discretion, or, (b) be deposited to the Cash Collateral Account. Debtor agrees that Bank shall not be liable for any loss or damage which Debtor may suffer as a result of Bank's processing of items or its exercise of any other rights or remedies under this Agreement, including without limitation indirect, special or consequential damages, loss of revenues or profits, or any claim, demand or action by any third party arising out of or in connection with the processing of items or the exercise of any other rights or remedies under this Agreement. Debtor agrees to indemnify and hold Bank harmless from and against all such third party claims, demands or actions, and all related expenses or liabilities, including, without limitation, attorneys' fees and INCLUDING CLAIMS, DAMAGES, FINES, EXPENSES, LIABILITIES OR CAUSES OF ACTION OF WHATEVER KIND RESULTING FROM BANK'S OWN NEGLIGENCE except to the extent (but only to the extent) caused by Bank's gross negligence or willful misconduct.

4. Defaults, Enforcement and Application of Proceeds.

4.1 Upon the occurrence of any of the following events (each an "Event of Default"), Debtor shall be in default under this Agreement:

(a) Any failure to pay the Indebtedness or any other indebtedness when due, or such portion of it as may be due, by acceleration or otherwise provided that failure to pay any trade debt or obligations arising under leases shall not constitute an Event of Default if Debtor is contesting such payment in the manner provided in Section 2.5; or

(b) Any failure or neglect to comply with, or breach of or default under, any term of this Agreement in any material respect, or any other agreement or commitment between Borrower, Debtor, or any guarantor of any of the Indebtedness ("Guarantor") and Bank; or

(c) Any warranty, representation, financial statement, or other information made, given or furnished to Bank by or on behalf of Borrower, Debtor, or any Guarantor shall be, or shall prove to have been, false in any material respect or materially misleading when made, given, or furnished; or

(d) Any loss, theft, substantial damage or destruction to or of any Collateral or the issuance or filing of any attachment, levy, garnishment or the commencement of any proceeding in connection with any Collateral or of any other judicial process of, upon or in respect of Borrower, Debtor, any Guarantor, or any Collateral; or

(e) Sale or other disposition by Borrower, Debtor, or any Guarantor of any substantial portion of its assets or property or voluntary suspension of the transaction of business by Borrower, Debtor, or any Guarantor, or death, dissolution, termination of existence, merger, consolidation, insolvency, business failure, or assignment for the benefit of creditors of or by Borrower, Debtor, or any Guarantor; or commencement of any proceedings under any state or federal bankruptcy or insolvency laws or laws for the relief of debtors by or against Borrower, Debtor, or any Guarantor; or the appointment of a receiver, trustee, court appointee, sequestrator or otherwise, for all or any part of the property of Borrower, Debtor, or any Guarantor; or

(f) An event of default shall occur under any instrument, agreement or other document evidencing, securing or otherwise relating to any of the Indebtedness.

4.2 Upon the occurrence of any Event of Default, Bank may at its discretion and without prior notice to Debtor declare any or all of the Indebtedness to be immediately due and payable, and shall have and may exercise any right or remedy available to it including, without limitation, any one or more of the following rights and remedies:

(a) Exercise all the rights and remedies upon default, in foreclosure and otherwise, available to secured parties under the provisions of the Uniform Commercial Code and other applicable law;

(b) Institute legal proceedings to foreclose upon the lien and security interest granted by this Agreement, to recover judgment for all amounts then due and owing as Indebtedness, and to collect the same out of any Collateral or the proceeds of any sale of it;

(c) Institute legal proceedings for the sale, under the judgment or decree of any court of competent jurisdiction, of any or all Collateral; and/or

(d) Personally or by agents, attorneys, or appointment of a receiver, enter upon any premises where Collateral may then be located, and take possession of all or any of it and/or render it unusable; and without being responsible for loss or damage to such Collateral, hold, operate, sell, lease, or dispose of all or any Collateral at one or more public or private sales, leasings or other dispositions, at places and times and on terms and conditions as Bank may deem fit, without any previous demand or advertisement; and except as provided in this Agreement, all notice of sale, lease or other disposition, and advertisement, and other notice or demand, any right or equity of redemption, and any obligation of a prospective purchaser or lessee to inquire as to the power and authority of Bank to sell, lease, or otherwise dispose of the Collateral or as to the application by Bank of the proceeds of sale or otherwise, which would otherwise be required by, or available to Debtor under, applicable law are expressly waived by Debtor to the fullest extent permitted.

At any sale pursuant to this Section 4.2, whether under the power of sale, by virtue of judicial proceedings or otherwise, it shall not be necessary for Bank or a public officer under order of a court to have present physical or constructive possession of Collateral to be sold. The recitals contained in any conveyances and receipts made and given by Bank or the public officer to any purchaser at any sale made pursuant to this Agreement shall, to the extent permitted by applicable law, conclusively establish the truth and accuracy of the matters stated (including, without limit, as to the amounts of the principal of and interest on the Indebtedness, the accrual and nonpayment of it and advertisement and conduct of the sale); and all prerequisites to the sale shall be presumed to have been satisfied and performed. Upon any sale of any Collateral, the receipt of the officer making the sale under judicial proceedings or of Bank shall be sufficient discharge to the purchaser for the purchase money, and the purchaser shall not be obligated to see to the application of the money. Any sale of any Collateral under this Agreement shall be a perpetual bar against Debtor with respect to that Collateral. At any sale or other disposition of the Collateral pursuant to this Section 4.2, Bank disclaims all warranties which would otherwise be given under the Uniform Commercial Code, including without limit a disclaimer of any warranty relating to title, possession, quiet enjoyment or the like, and Bank may communicate these disclaimers to a purchaser at such disposition. This disclaimer of warranties will not render the sale commercially unreasonable.

4.3 Debtor shall at the request of Bank, notify the account debtors or obligors of Bank's security interest in the Collateral and direct payment of it to Bank. Bank may, itself, upon the occurrence of any Event of Default so notify and direct any account debtor or obligor. At the request of Bank, whether or not an Event of Default shall have occurred, Debtor shall immediately take such actions as the Bank shall request to establish exclusive control (as defined in the Uniform Commercial Code) by Bank over any Collateral which is of such a nature that perfection of a security interest may be accomplished by control.

4.4 The proceeds of any sale or other disposition of Collateral authorized by this Agreement shall be applied by Bank in such order as the Bank, in its discretion, deems appropriate including, without limitation, the following order: first upon all expenses authorized by the Uniform Commercial Code and all reasonable attorneys' fees and legal expenses incurred by Bank; the balance of the proceeds of the sale or other disposition shall be applied in the payment of the Indebtedness, first to interest, then to principal, then to remaining Indebtedness and the surplus, if any, shall be paid over to Debtor or to such other person(s) as may be entitled to it under applicable law. Debtor shall remain liable for any deficiency, which it shall pay to Bank immediately upon demand. Debtor agrees that Secured Party shall be under no obligation to accept any noncash proceeds in connection with any sale or disposition of Collateral unless failure to do so would be commercially unreasonable. If Secured Party agrees in its sole discretion to accept noncash proceeds (unless the failure to do so would be commercially unreasonable), Secured Party may ascribe any commercially reasonable value to such proceeds. Without limiting the foregoing, Secured Party may apply any discount factor in determining the present value of proceeds to be received in the future or may elect to apply proceeds to be received in the future only as and when such proceeds are actually received in cash by Secured Party.

4.5 Nothing in this Agreement is intended, nor shall it be construed, to preclude Bank from pursuing any other remedy provided by law or in equity for the collection of the Indebtedness or for the recovery of any other sum to which Bank may be entitled for the breach of this Agreement by Debtor. Nothing in this Agreement shall reduce or release in any way any rights or security interests of Bank contained in any existing agreement between Borrower, Debtor, or any Guarantor and Bank.

4.6 No waiver of default or consent to any act by Debtor shall be effective unless in writing and signed by an authorized officer of Bank. No waiver of any default or forbearance on the part of Bank in enforcing any of its rights under this Agreement shall operate as a waiver of any other default or of the same default on a future occasion or of any rights.

4.7 Debtor (a) irrevocably appoints Bank or any agent of Bank (which appointment is coupled with an interest) the true and lawful attorney of Debtor (with full power of substitution) in the name, place and stead of, and at the expense of, Debtor and (b) authorizes Bank or any agent of Bank, in its own name, at Debtor's expense, to do any of the following, as Bank, in its sole discretion, deems appropriate:

(i) to demand, receive, sue for, and give receipts or acquittances for any moneys due or to become due on any Collateral (including, without limit, to draft against Collateral) and to endorse any item representing any payment on or proceeds of the Collateral;
(ii) to execute and file in the name of and on behalf of Debtor all financing statements or other filings or Collateral control agreements deemed necessary or desirable by Bank to evidence, perfect, or continue the security interests granted in this Agreement; and

(iii) to do and perform any act on behalf of Debtor permitted or required under this Agreement.

4.8 Upon the occurrence of an Event of Default, Debtor also agrees, upon request of Bank, to assemble the Collateral and make it available to Bank at any place designated by Bank, which is reasonably convenient to Bank and Debtor.

4.9 The following shall be the basis for any finder of fact's determination of the value of any Collateral which is the subject matter of a disposition giving rise to a calculation of any surplus or deficiency under Section 9.615 (f)of the Uniform Commercial Code (as in effect on or after July 1, 2001): (a) the Collateral which is the subject matter of the disposition shall be valued in an "as is" condition as of the date of the disposition, without any assumption or expectation that such Collateral will be repaired or improved in any manner; (b) the valuation shall be based upon an assumption that the transferee of such Collateral desires a resale of the Collateral for cash promptly (but no later than 30 days) following the disposition; (c) all reasonable closing costs customarily borne by the seller in commercial sales transactions relating to property similar to such Collateral shall be deducted including, without limitation, brokerage commissions, tax prorations, attorneys' fees, whether inside or outside counsel is used, and marketing costs; (d) the value of the Collateral which is the subject matter of the disposition shall be further discounted to account for any estimated holding costs associated with maintaining such Collateral pending sale (to the extent not accounted for in (c) above), and other maintenance, operational and ownership expenses; and (e) any expert opinion testimony given or considered in connection with a determination of the value of such Collateral must be given by persons having at least 5 years experience in appraising property similar to the Collateral and who have conducted and prepared a complete written appraisal of such Collateral taking into consideration the factors set forth above. The "value" of any such Collateral shall be a factor in determining the amount of proceeds, which would have been realized in a disposition to a transferee other than a secured party, a person related to a secured party or a secondary obligor under Section 9-615(f) of the Uniform Commercial Code.

5. Miscellaneous.

5.1 Until Bank is advised in writing by Debtor to the contrary, all notices, requests and demands required under this Agreement or by law shall be given to, or made upon, Debtor at the first address indicated in
Section 5.15 below.

5.2 Debtor will give Bank not less than 90 days prior written notice of all contemplated changes in Debtor's name, location, chief executive office, principal place of business , and/or location of any Collateral, but the giving of this notice shall not cure any Event of Default caused by this change.

5.3 Bank assumes no duty of performance or other responsibility under any contracts contained within the Collateral.

5.4 Bank has the right to sell, assign, transfer, negotiate or grant participations or any interest in, any or all of the Indebtedness and any related obligations, including without limit this Agreement. In connection with the above, but without limiting its ability to make other disclosures to the full extent allowable, Bank may disclose all documents and information which Bank now or later has relating to Debtor, the Indebtedness or this Agreement, however obtained. Debtor further agrees that Bank may provide information relating to this Agreement or relating to Debtor or the Indebtedness to the Bank's parent, affiliates, subsidiaries, and service providers.

5.5 In addition to Bank's other rights, any indebtedness owing from Bank to Debtor can be set off and applied by Bank on any Indebtedness at any time(s) either before or after maturity or demand without notice to anyone. Any such action shall not constitute acceptance of collateral in discharge of any portion of the Indebtedness.

5.6 Debtor, to the extent not expressly prohibited by applicable law, waives any right to require the Bank to: (a) proceed against any person or property; (b) give notice or notification of the terms, time and place of, or of any other information relating to, any public or private sale or disposition of personal property security held from Borrower or Debtor or any other person, or otherwise comply with the provisions of Sections
9.611 or 9.621 of the Uniform Commercial Code; or (c) pursue any other remedy in the Bank's power. Debtor waives notice of acceptance of this Agreement and presentment, demand, protest, notice of protest, dishonor, notice of dishonor, notice of default, notice of intent to accelerate or demand payment or notice of acceleration of any Indebtedness, any and all other notices to which the undersigned might otherwise be entitled, and diligence in collecting any Indebtedness, and agree(s) that the Bank may, once or any number of times, modify the terms of any Indebtedness, compromise, extend, increase, accelerate, renew or forbear to enforce payment of any or all Indebtedness, or permit Borrower to incur additional Indebtedness, all without notice to Debtor and without affecting in any manner the unconditional obligation of Debtor under this Agreement. Debtor unconditionally and irrevocably waives each and every defense and setoff of any nature which, under principles of guaranty or otherwise, would operate to impair or diminish in any way the obligation of Debtor under this Agreement, and acknowledges that such waiver is by this reference incorporated into each security agreement, collateral assignment, pledge and/or other document from Debtor now or later securing the Indebtedness, and acknowledges that as of the date of this Agreement no such defense or setoff exists.

5.7 Debtor waives any and all rights (whether by subrogation, indemnity, reimbursement, or otherwise) to recover from Borrower any amounts paid or the value of any Collateral given by Debtor pursuant to this Agreement until such time as all of the Indebtedness has been fully paid.

5.8 In the event that applicable law shall obligate Bank to give prior notice to Debtor of any action to be taken under this Agreement, Debtor agrees that a written notice given to Debtor at least ten days before the date of the act shall be reasonable notice of the act and, specifically, reasonable notification of the time and place of any public sale or of the time after which any private sale, lease, or other disposition is to be made, unless a shorter notice period is reasonable under the circumstances. A notice shall be deemed to be given under this Agreement when delivered to Debtor or when placed in an envelope addressed to Debtor and deposited, with postage prepaid, in a post office or official depository under the exclusive care and custody of the United States Postal Service or delivered to an overnight courier. The mailing shall be by overnight courier, certified, or first class mail.

5.9 Notwithstanding any prior revocation, termination, surrender, or discharge of this Agreement in whole or in part, the effectiveness of this Agreement shall automatically continue or be reinstated in the event that any payment received or credit given by Bank in respect of the Indebtedness is returned, disgorged, or rescinded under any applicable law, including, without limitation, bankruptcy or insolvency laws, in which case this Agreement, shall be enforceable against Debtor as if the returned, disgorged, or rescinded payment or credit had not been received or given by Bank, and whether or not Bank relied upon this payment or credit or changed its position as a consequence of it. In the event of continuation or reinstatement of this Agreement, Debtor agrees upon demand by Bank to execute and deliver to Bank those documents which Bank determines are appropriate to further evidence (in the public records or otherwise) this continuation or reinstatement, although the failure of Debtor to do so shall not affect in any way the reinstatement or continuation.

5.10 This Agreement and all the rights and remedies of Bank under this Agreement shall inure to the benefit of Bank's successors and assigns and to any other holder who derives from Bank title to or an interest in the Indebtedness or any portion of it, and shall bind Debtor and the heirs, legal representatives, successors, and assigns of Debtor. Nothing in this
Section 5.10 is deemed a consent by Bank to any assignment by Debtor.

5.11 If there is more than one Debtor, all undertakings, warranties and covenants made by Debtor and all rights, powers and authorities given to or conferred upon Bank are made or given jointly and severally.

5.12 Except as otherwise expressly provided in this Agreement, all terms in this Agreement which are defined in the Uniform Commercial Code shall have the meanings assigned to them in Article 9 (or, absent definition in Article 9, in any other Article) of the Uniform Commercial Code, as those meanings may be amended, revised or replaced from time to time. "Uniform Commercial Code" means the Texas Business and Commerce Code as amended, revised or replaced from time to time. Notwithstanding the foregoing, the parties intend that the terms used herein which are defined in the Uniform Commercial Code have, at all times, the broadest and most inclusive meanings possible. Accordingly, if the Uniform Commercial Code shall in the future be amended or held by a court to define any term used herein more broadly or inclusively than the Uniform Commercial Code in effect on the date of this Agreement, then such term, as used herein, shall be given such broadened meaning. If the Uniform Commercial Code shall in the future be amended or held by a court to define any term used herein more narrowly, or less inclusively, than the Uniform Commercial Code in effect on the date of this Agreement, such amendment or holding shall be disregarded in defining terms used in this Agreement.

5.13 No single or partial exercise, or delay in the exercise, of any right or power under this Agreement, shall preclude other or further exercise of the rights and powers under this Agreement. The unenforceability of any provision of this Agreement shall not affect the enforceability of the remainder of this Agreement. This Agreement constitutes the entire agreement of Debtor and Bank with respect to the subject matter of this Agreement. No amendment or modification of this Agreement shall be effective unless the same shall be in writing and signed by Debtor and an authorized officer of Bank. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

5.14 To the extent that any of the Indebtedness is payable upon demand, nothing contained in this Agreement shall modify the terms and conditions of that Indebtedness nor shall anything contained in this Agreement prevent Bank from making demand, without notice and with or without reason, for immediate payment of any or all of that Indebtedness at any time(s), whether or not an Event of Default has occurred.

5.15 Debtor represents and warrants that Debtor's exact name is the name set forth in this Agreement. Debtor further represents and warrants the following and agrees that Debtor is, and at all times shall be, located in the following place :

Debtor is a registered organization which is organized under the laws of one of the states comprising the United States (e.g. corporation, limited partnership, registered limited liability partnership or limited liability company), and Debtor is located (as determined pursuant to the Uniform Commercial Code) in the state under the laws of which it was organized, which is: Texas.

The Collateral is located and shall be maintained at the following location(s):

700 Hickory Tree Road
STREET ADDRESS

Mesquite        TX       75149
CITY            STATE    ZIP CODE       COUNTY

12788 County Road #217
STREET ADDRESS

Forney          TX       75126
CITY            STATE    ZIP CODE       COUNTY

12766 County Road #217
STREET ADDRESS

Forney          TX       75126
CITY            STATE    ZIP CODE       COUNTY

Collateral shall be maintained only at the locations identified in this
Section 5.15.

5.16 A carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement under the Uniform Commercial Code and may be filed by Bank in any filing office.

5.17 This Agreement shall be terminated only by the filing of a termination statement in accordance with the applicable provisions of the Uniform Commercial Code, but the obligations contained in Section 2.13 of this Agreement shall survive termination.

5.18 Debtor agrees to reimburse the Bank upon demand for any and all costs and expenses (including, without limit, court costs, legal expenses and reasonable attorneys' fees, whether inside or outside counsel is used, whether or not suit is instituted and, if suit is instituted, whether at the trial court level, appellate level, in a bankruptcy, probate or administrative proceeding or otherwise) incurred in enforcing or attempting to enforce this Agreement or in exercising or attempting to exercise any right or remedy under this Agreement or incurred in any other matter or proceeding relating to this Security Agreement.

6. DEBTOR AND BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS AGREEMENT OR THE INDEBTEDNESS.

7. THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION 26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR,
CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

8. Special Provisions Applicable to this Agreement. (*None, if left blank)

DEBTOR:

NUMO MANUFACTURING, INC.
--------------------------
Debtor Name Typed/Printed

By:/s/ Frank Zanin
--------------------------
Signature of: Frank J. Zanin
Its: Vice President
Title (If applicable)

BANK:

COMERICA BANK-TEXAS, a Texas banking association

By:/s/ Paul Strange
--------------------------
Signature of: Paul Strange
Its: Senior Vice President
Title (If applicable)
Variable Rate-Installment Note

AMOUNT: $ 331,696
NOTE DATE: MARCH 1, 2002
MATURITY DATE: MARCH 1, 2009
TAX IDENTIFICATION NUMBER: 75-2705149

FOR VALUE RECEIVED, the undersigned promise(s) to pay to the order of COMERICA BANK-TEXAS, a Texas banking association ("Bank"),at any office of the Bank in the State of Texas, THREE HUNDRED THIRTY-ONE THOUSAND SIX HUNDRED NINETY-SIX Dollars (U.S.) in installments of $3,948.76 each plus interest on the unpaid balance from the date of this Note at a per annum rate equal to the lesser of (a) the Maximum Rate, as later defined, or
(b) the Stated Rate, as later defined, until maturity, whether by acceleration or otherwise, or until Default, as later defined, and after that at a default rate equal to the rate of interest otherwise prevailing under this Note plus 3% per annum (but in no event in excess of the Maximum Rate). If on any day the Stated Rate shall exceed the Maximum Rate for that day, the rate of interest applicable to this Note shall be fixed at the Maximum Rate on that day and on each day thereafter until the total amount of interest accrued on the unpaid principal balance of this Note equals the total amount of interest which would have accrued if there had been no Maximum Rate. Subject to the limitations herein below set forth, interest shall be calculated for the actual number of days the principal is outstanding on the basis of a 360-day year. The Stated Rate shall mean the Bank's "prime rate," which is the annual rate of interest so designated by the Bank and which is changed by the Bank from time to time. Interest rate changes will be effective for interest computation purposes as and when the Maximum Rate or the Stated Rate, as applicable, changes. Installments of principal and accrued interest due under this Note shall be payable on the first day of each month, commencing April 1, 2002, and the entire remaining unpaid balance of principal and accrued interest shall be payable on the Maturity Date set forth above. If the frequency of principal and interest installments is not otherwise specified, installments of principal and interest due under this Note shall be payable monthly on the first day of each month.

The term "Maximum Rate," as used herein, shall mean at the particular time in question the maximum nonusurious rate of interest, which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to the undersigned from time to time as of the effective date of each change in such maximum rate.

In the event the periodic installments set forth above are inclusive of interest, these installments are calculated at an assumed fixed interest rate and an assumed amortization term. The amortization term ends on _____________________________ (if left blank, the amortization terms ends on the Maturity Date). In the event this Note evidences a business or commercial loan and the Maximum Rate or the Stated Rate, as applicable, changes, the Bank, at its sole option, may from time to time recalculate the periodic installment amount so that the remaining periodic installments will fully amortize the remaining loan balance within the remaining amortization term in equal installments at the interest rate then being charged under this Note. THE UNDERSIGNED AGREE(S) TO PAY THE PERIODIC INSTALLMENTS AS THEY MAY BE RECALCULATED BY THE BANK, AT THE BANK'S SOLE OPTION, FROM TIME TO TIME AND ACKNOWLEDGE(S) THAT A RECALCULATION SHALL NOT AFFECT THE MATURITY DATE OR THE OTHER TERMS AND PROVISIONS OF THIS NOTE.

If this Note or any installment under this Note shall become payable on a day other than a day on which the Bank is open for business, this payment may be extended to the next succeeding business day and interest shall be payable at the rate specified in this Note during this extension. Any payments of principal in excess of the installment payments required under this Note need not be accepted by the Bank (except as required under applicable law), but if accepted shall apply to the installments last falling due. A late installment charge equal to a reasonable amount not to exceed 5% of each late installment may be charged on any installment payment not received by the Bank within 10 calendar days after the installment due date, but acceptance of payment of this charge shall not waive any Default under this Note.

This Note and any other indebtedness and liabilities of any kind of the undersigned (or any of them) to the Bank, and any and all modifications, renewals or extensions of it, whether joint or several, contingent or absolute, now existing or later arising, and however evidenced and whether incurred voluntarily or involuntarily, known or unknown, or originally payable to the Bank or to a third party and subsequently acquired by Bank including, without limitation, any late charges; loan fees or charges; overdraft indebtedness; costs incurred by Bank in establishing, determining, continuing or defending the validity or priority of any security interest, pledge or other lien or in pursuing any of its rights or remedies under any loan document (or otherwise) or in connection with any proceeding involving the Bank as a result of any financial accommodation to the undersigned (or any of them); and reasonable costs and expenses of attorneys and paralegals, whether inside or outside counsel is used, and whether any suit or other action is instituted, and to court costs if suit or action is instituted, and whether any such fees, costs or expenses are incurred at the trial court level or on appeal, in bankruptcy, in administrative proceedings, in probate proceedings or otherwise (collectively "Indebtedness") are secured by and the Bank is granted a security interest in and lien upon all items deposited in any account of any of the undersigned with the Bank and by all proceeds of these items (cash or otherwise), all account balances of any of the undersigned from time to time with the Bank, by all property of any of the undersigned from time to time in the possession of the Bank and by any other collateral, rights and properties described in each and every deed of trust, mortgage, security agreement, pledge, assignment and other agreement which has been, or will at any time(s) later be, executed by any (or all) of the undersigned to or for the benefit of the Bank (collectively "Collateral"). Notwithstanding the above, (i) to the extent that any portion of the Indebtedness is a consumer loan, that portion shall not be secured by any deed of trust or mortgage on or other security interest in any of the undersigned's principal dwelling or in any of the undersigned's real property which is not a purchase money security interest as to that portion, unless expressly provided to the contrary in another place, or (ii) if the undersigned (or any of them) has(have) given or give(s) Bank a deed of trust or mortgage covering California real property, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them), unless expressly provided to the contrary in another place, or (iii) if the undersigned (or any of them) has (have) given or give(s) the Bank a deed of trust or mortgage covering real property which, under Texas law, constitutes the homestead of such person, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them) unless expressly provided to the contrary in another place.

If an Event of Default as defined in that certain Credit Agreement dated as of March 1, 2002 between the undersigned and the Bank occurs or if the undersigned (or any of them) or any guarantor under a guaranty of all or part of the Indebtedness ("guarantor") (i) fail(s) to pay this Note or any of the Indebtedness when due, by maturity, acceleration or otherwise, or fail(s) to pay any Indebtedness owing on a demand basis upon demand; or (ii) fail(s) to com ply with any of the term s or provisions of any agreement between the undersigned (or any of them) or any guarantor and the Bank; or (iii) become(s) insolvent or the subject of a voluntary or involuntary proceeding in bankruptcy, or a reorganization, arrangement or creditor composition proceeding, (if a business entity) cease(s) doing business as a going concern, (if a natural person) die(s) or become(s) incompetent, (if a partnership) dissolve(s) or any general partner of it dies, becomes incompetent or becomes the subject of a bankruptcy proceeding or (if a corporation or a limited liability company) is the subject of a dissolution, merger or consolidation; or (a) if any warranty or representation made by any of the undersigned or any guarantor in connection with this Note or any of the Indebtedness shall be discovered to be untrue or incomplete; or (b) if there is any termination, notice of termination, or breach of any guaranty, pledge, collateral assignment or subordination agreement relating to all or any part of the Indebtedness; or (c) if there is any failure by any of the undersigned or any guarantor to pay when due any of its indebtedness (other than to the Bank) or in the observance or performance of any term, covenant or condition in any document evidencing, securing or relating to such indebtedness; provided that failure to pay any trade debt or obligations arising under leases shall not constitute an Event of Default if the undersigned is contesting payment thereof in the manner set forth in Section 2.5 of the Security Agreement of even date between the undersigned and Bank herewith; or (d) if there is filed or issued a levy or writ of attachment or garnishment or other like judicial process upon the undersigned (or any of them ) or any guarantor or any of the Collateral, including without limit, any accounts of the undersigned (or any of them) or any guarantor with the Bank, then the Bank , upon the occurrence of any of these events (each a "Default"), may at its option and without prior notice to the undersigned (or any of them), declare any or all of the Indebtedness to be immediately due and payable (notwithstanding any provisions contained in the evidence thereof to the contrary), sell or liquidate all or any portion of the Collateral, set off against the Indebtedness any amounts owing by the Bank to the undersigned (or any of them), charge interest at the default rate provided in the document evidencing the relevant Indebtedness and exercise any one or more of the rights and remedies granted to the Bank by any agreement with the undersigned (or any of them) or given to it under applicable law. All payments under this Note shall be in immediately available United States funds, without setoff or counterclaim.

If this Note is signed by two or more parties (whether by all as makers or by one or more as an accommodation party or otherwise), the obligations and undertakings under this Note shall be that of all and any two or more jointly and also of each severally. This Note shall bind the undersigned, and the undersigned's respective heirs, personal representatives, successors and assigns.

The undersigned waive(s) presentment, demand, protest, notice of dishonor, notice of demand or intent to demand, notice of acceleration or intent to accelerate, and all other notices and agree(s) that no extension or indulgence to the undersigned (or any of them) or release, substitution or nonenforcement of any security, or release or substitution of any of the undersigned, any guarantor or any other party, whether with or without notice, shall affect the obligations of any of the undersigned. The undersigned waive(s) all defenses or right to discharge available under Section 3.605 of the Texas Uniform Commercial Code and waive(s) all other suretyship defenses or right to discharge. The undersigned agree(s) that the Bank has the right to sell, assign, or grant participations or any interest in, any or all of the Indebtedness, and that, in connection with this right, but without limiting its ability to make other disclosures to the full extent allowable, the Bank m ay disclose all documents and information which the Bank now or later has relating to the undersigned or the Indebtedness. The undersigned agree(s) that the Bank may provide information relating to this Note or the Indebtedness or relating to the undersigned to the Bank's parent, affiliates, subsidiaries and service providers.

The undersigned agree(s) to reimburse the holder or owner of this Note upon demand for any and all costs and expenses (including without limit, court costs, legal expenses and reasonable attorneys' fees, whether inside or outside counsel is used, and whether or not suit is instituted and, if suit is instituted, whether at the trial court level, appellate level, in a bankruptcy, probate or administrative proceeding or otherwise) incurred in collecting or attempting to collect this Note or incurred in any other matter or proceeding relating to this Note. The undersigned acknowledge(s) and agree(s) that there are no contrary agreements, oral or written, establishing a term of this Note and agree(s) that the terms and conditions of this Note m ay not be amended, waived or modified except in a writing signed by an officer of the Bank expressly stating that the writing constitutes an amendment, waiver or modification of the term s of this Note. As used in this Note, the word "undersigned" means, individually and collectively, each maker, accommodation party, indorser and other party signing this Note in a similar capacity. If any provision of this Note is unenforceable in whole or part for any reason, the remaining provisions shall continue to be effective. THIS NOTE IS MADE IN THE STATE OF TEXAS AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

This Note and all other documents, instruments and agreements evidencing, governing, securing, guaranteeing or otherwise relating to or executed pursuant to or in connection with this Note or the Indebtedness evidenced hereby (whether executed and delivered prior to, concurrently with or subsequent to this Note), as such documents may have been or may hereafter be am ended from time to time (the "Loan Documents") are intended to be perform ed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by the undersigned or prepayment agreement results (or would, if complied with, result) in the undersigned having paid, contracted for or being charged for any interest in excess of that permitted by law, then it is the express intent of the undersigned and Bank that this Note and the other Loan Documents shall be limited to the extent necessary to prevent such result and all excess amounts theretofore collected by Bank shall be credited on the principal balance of this Note or, if fully paid, upon such other Indebtedness as shall then remaining outstanding (or, if this Note and all other Indebtedness have been paid in full, refunded to the undersigned), and the provisions of this Note and the other Loan Documents shall immediately be deemed reformed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by the undersigned for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of the undersigned to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law perm its Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of the Texas Finance Code for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank m ay, at its option and from time to time, implement any other method of computing the Maximum Rate under the Texas Finance Code, or under other applicable law, by giving notice, if required, to the undersigned as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

THE UNDERSIGNED AND THE BANK, BY ACCEPTANCE OF THIS NOTE, ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS NOTE OR THE INDEBTEDNESS.

THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION 26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNW RITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

[This Note is supplemented by the Interest Rate Rider attached hereto and made a part of this Note for all purposes.]

NUMO MANUFACTURING, INC.         By: /s/ Frank Zanin       Its:
-----------------------          -------------------       --------------
OBLIGOR NAME TYPED/PRINTED       SIGNATURE OF FRANK J. ZANIN TITLE (if
                                            applicable) VICE PRESIDENT

700 Hickory Tree Road       Mesquite        TX        75149
STREET ADDRESS              CITY            STATE     ZIP CODE

For Bank Use Only CCAR #
LOAN OFFICER INITIALS          LOAN GROUP NAME       OBLIGOR NAME
LOAN OFFICER ID . NO.          LOAN GROUP NO.        OBLIGOR NO.
NOTE NO. AMOUNT





































Advance Formula Agreement

As of March 1, 2002, this Agreement is made between NUMO MANUFACTURING, INC. ("Borrower") and the Debtor(s) named below unto COMERICA BANKTEXAS, a Texas banking association ("Bank").

For and in consideration of the loans and other credit which Borrower may now or hereafter obtain or request from Bank which are secured pursuant to the following Security Agreement(s) ("Security Agreement"): Security Agreement (All Assets) of even date herewith by Borrower in favor of Bank.

and for other good and valuable consideration, Borrower and Debtor(s) agree as follows:

1. FORMULA LOANS. The credit which Bank may now or hereafter extend to Borrower subject to the limitations of this Agreement and to the conditions and limitations of any other agreement between Borrower and Bank is identified as follows:

The Revolving Loans, as defined and described in that certain Credit Agreement of even date herewith between Borrower and Bank and any extensions, renewals or substitutions, whether in a greater or lesser amount, including any letters of credit issued thereunder
("Formula Loans").

2. ADVANCE FORMULA. Borrower warrants and agrees that Borrower's indebtedness to Bank for the Formula Loans shall never exceed the sum of:

(a) Eighty percent (80%) of the Eligible Accounts, as hereinafter defined, of the Debtor(s) named above (herein so called); and

(b) the lesser of fifty percent (50%) of the Eligible Inventory, as hereinafter defined, of the Debtor(s) or fifty percent (50%) of the Borrowing Base.

3. FORMULA COMPLIANCE. If the limitations in paragraph 2 above are exceeded at any time, Borrower shall immediately pay Bank sums sufficient to reduce the Formula Loans by the amount of such excess.

4. ELIGIBLE ACCOUNT. "Eligible Account" s hall mean an Account (as hereinafter defined) arising in the ordinary course of a Debtor's business which meets each of the following requirements:

(a) it is not owing more than ninety (90) days after the date of the original invoice or other writing evidencing such Account;

(b) it arises from the sale or lease of goods and such goods have been shipped or delivered to the Account Debtor under such Account; or it arises from services rendered and such services have been performed;

(c) it is evidenced by an in voice, dated not later than the date of shipment or performance, rendered to such Account Debtor or some other evidence of billing acceptable to Bank;

(d) it is not evidenced by any note, trade acceptance, draft or other negotiable instrument or by any chattel paper, unless such note or other document or instrument previously has been endorsed and delivered by a Debtor to Bank;

(e) it is a valid, legally enforceable obligation of the Account Debtor thereunder, and is not subject to any offset, counterclaim or other defense on the part of such Account Debtor or to any claim on the part of such Account Debtor denying liability thereunder in whole or in part;

(f) it is subject to a first priority, properly perfected security interest in favor of Bank and is not subject to any sale of accounts, any rights of off set, assignment, lien or security interest whatsoever other than to Bank;

(g) it is not owing by a subsidiary or affiliate of Borrower or a Debtor;

(h) it is not owing by an Account Debtor which (i) does not maintain its chief executive office in the United States of America, (ii) is not organized under the laws of the United States of America or any state thereof, or (iii) is the government of any foreign country or sovereign state, or of any state, province, municipality or other instrumentality thereof;

(i) it is not an Account owing by the United States of America or any state or political subdivision thereof, or by any department, agency, public body corporate or other instrumentality of any of the foregoing, unless all necessary steps are taken to comply with the Federal Assignment of Claims Ac t of 1940, as amended, or with any comparable state law, if applicable, and all other necessary steps are taken to perfect Bank's security interest in such Account;

(j) it is not owing by an Account Debtor for which a Debtor has received a notice of (i) the death of the Account Debtor or any partner of the Account Debtor, (ii) the dissolution, liquidation, termination of existence, insolvency or business failure of the Account Debtor, (iii) the appointment of a receiver for any part of the property of the Account Debtor, or (iv) an assignment for the benefit of creditors, the filing of a petition in bankruptcy, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Account Debtor;

(k) it is not an Account billed in advance, payable on delivery, for consigned goods, for guaranteed sales, for unbilled sales, for progress billings, payable at a future date in accordance with its term s, subject to a retainage or holdback by the Account Debtor or insured by a surety company; and

(l) it is not owing by any Account Debtor whose obligations Bank, acting in its sole discretion, shall have notified a Debtor are not deem ed to constitute Eligible Accounts.

For purposes of this Agreement, an "Account" shall mean any right of a Debtor to payment for goods sold or leased or for services rendered, but shall not include interest or service charges, and "Account Debtor" shall mean a person who is obligated on or under an Account. An Account, which is at anytime an Eligible Account, but which subsequently fails to meet any of the foregoing requirements, shall forthwith cease to be an Eligible Account.

5. ELIGIBLE INVENTORY. Unless stated otherwise in paragraph 13 below, "Eligible Inventory" (a) shall be valued at the lesser of the cost or present market value of the Debtor's Inventory (as defined in the Texas Uniform Commercial Code, as amended and in effect from time to time) determined in accordance with generally accepted accounting principles consistently app lied ("GAAP") and (b) shall mean all of the Debtor's Inventory which is in good and merchantable condition, which is not obsolete or discontinued, which would be properly classified as "raw materials" under an d in accordance with GAAP, except for that raw materials inventory classified as "retail transfers", and which is subject to a first priority, properly perfected security interest in favor of Bank but excluding (aa) each Debtor's work-in-process inventory, consigned goods, inventory located outside the United States of America,
(bb) Inventory covered by or subject to a seller's right to repurchase, or any consensual or nonconsensual lien or security interest (including without limitation purchase money security interests) other than in favor of Bank, whether senior or junior to Bank's security interest, and (cc) Inventory that Bank, acting in its sole discretion, after having notified a Debtor, excludes from Eligible Inventory, Inventory which is at any time Eligible Inventory, but which subsequently fails to meet any of the foregoing requirements, shall forthwith cease to be Eligible Inventory.

6. CERTIFICATES, SCHEDULES AND REPORTS. Borrower and each Debtor shall within 30 days after and as of the end of each month (and at such other times as Bank may request), deliver to Bank (a) a borrowing base certificate, and (b) agings of the Accounts and its accounts payable and a schedule identifying each Eligible Account (not previously so identified) and reports as to the amount of Eligible Inventory. Borrower and each Debtor shall permit Bank (at Borrower's or Debtor's expense) within 120 days after and as of the end of each calendar year (and at such other times as Bank may request), to audit the Accounts, Eligible Accounts, Inventory and Eligible Inventory. Borrower and each Debtor will from time to time deliver to Bank such additional schedules, certificates and rep orts respecting all or any of the Collateral (as defined in the Security Agreement), the items or amounts received by each Debtor in full or partial payment of any of the Collateral, and any goods (the sale or lease of which by a Debtor shall have given rise to any of the Collateral) possession of which has been obtained by a Debtor, all and as to such extent as Bank may request. Any such schedule, certificate or report shall be executed by a duly authorized officer of Borrower and each Debtor and shall be in such form and detail as Bank may specify.
Any such schedule identifying any Eligible Account shall be accompanied (if Bank so requests) by a true and correct copy of the invoice evidencing such Eligible Account and by evidence of shipment or performance.

7. INSPECTIONS; AUDIT; COMPLIANCE. Borrower and each Debtor shall permit Bank and its designees from time to time to make such inspections and audits, and to obtain such confirmations or other information, with respect to any of the Collateral or any Account Debtor as Bank is entitled to make or obtain under the Security Agreement, and shall reimburse Bank on demand for all costs and expenses incurred by Bank in connection with such inspections and audits. Borrower and each Debtor shall further comply with all of the other terms and conditions of the Security Agreement.

8. DEFAULT. Any failure by Borrower or a Debtor to comply with this Agreement shall constitute a default under the Formula Loans and under the Security Agreement and the Indebtedness, as defined therein.

9. AMENDMENTS; WAIVERS. This Agreement may be amended, modified or terminated only in writing duly executed by Borrower and Bank. No delay by Bank in requiring Borrower's compliance herewith shall constitute a waiver of such right. The rights granted to Bank hereunder are cumulative, and in addition to any other rights Bank may have by agreement or under applicable law. This Agreement shall supersede and replace in their entirety any prior advance formula agreements in effect between Bank and Borrower. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Texas, without regard to conflict of laws principles.

10. DISCRETIONARY/DEMAND BASIS FORMULA LOANS. Notwithstanding anything to the contrary set forth in this Agreement, in the event that the Formula Loans are at any time on a demand basis or advances are subject to the Bank's discretion, Borrower and Debtor(s) hereby acknowledges and agrees that the formula set forth in paragraph 2 hereof is merely for advisory and guidance purposes and Bank shall not be obligated to make any loans or advances under the Formula Loans, and, notwithstanding the terms of paragraph 3 above, Bank may at any time, at its option, demand payment of any or all of the Formula Loans, whereupon the same shall become due and payable.

11. DILUTION OF ACCOUNTS. In the event the Bank, at any time in its sole discretion, determines that the dollar amount of Eligible Accounts collectable by a Debtor is reduced or diluted as a result of discounts or rebates granted by a Debtor to the respective Account Debtor(s), returned or rejected Inventory or services, or such other reason or factor as Bank deems applicable, Bank may, in its sole discretion, upon five (5) business days' prior written notice to Borrower, reduce or other wise modify the percentage of Eligible Accounts included with in the Advance Formula under paragraph 2(a) above and/or reduce the dollar amount of the applicable Debtor's Eligible Accounts by an amount determined by Bank in its sole discretion.

12. JURY WAIVER. BORROWER AND DEBTOR(S) AND BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED. EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANYWAY RELATED TO, THIS AGREEMENT OR THE INDEBTEDNESS.

13. SPECIAL PROVISIONS*
__________________
*None, if left blank.

IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first above written.


Borrower's Chief Executive                 BORROWER:
Office Address:

700 Hickory Tree Road                      NUMO MANUFACTURING, INC.
Mesquite, TX 75149                         BORROWER'S NAME TYPED/PRINTED

By:/s/ Frank Zanin
---------------------------
SIGNATURE OF FRANK J. ZANIN
Its: Vice President
---------------------------
TITLE (IF APPLICABLE)



Accepted and Approved:

COMERICA BANK-TEXAS, a Texas banking association
By:/s/Paul Strange
--------------------------
SIGNATURE OF Paul L. Strange

Its: Senior Vice President
--------------------------
TITLE
































                FIRST AMENDMENT TO CREDIT AGREEMENT

THIS FIRST AMENDMENT TO CREDIT AGREEMENT (herein called the "Amendment") made as of April 10, 2002 by and among Numo Manufacturing, Inc., a Texas corporation ("Borrower"), and Comerica Bank:Texas ("Bank").

                     W I T N E S S E T H:

WHEREAS, Borrower and Bank entered into that certain Credit Agreement dated as of March 1, 2002 (as amended, supplemented, or restated to the date hereof, the "Original Agreement"), for the purpose and consideration therein expressed, whereby Bank became obligated to make loans to Borrower as therein provided; and

WHEREAS, Borrower and Bank desire to amend the Original Agreement to as set forth herein;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Agreement, in consideration of the loans which may hereafter be made by Bank to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

ARTICLE I.

Definitions and References

Section 1.1. Terms Defined in the Original Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Agreement shall have the same meanings whenever used in this Amendment.

Section 1.2. Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

"Amendment" means this First Amendment to Credit Agreement.

"Amendment Documents" means this Amendment, the Renewal Note and all other documents executed pursuant hereto or thereto.

"Credit Agreement" means the Original Agreement as amended hereby.

"Original Note" means the "Revolving Credit Note" referred to and defined as such in the Original Agreement.

"Renewal Note" means the renewal promissory note of Borrower attached hereto as Exhibit A, expressly renewing and extending the Original Note.

ARTICLE II.

Amendments to Original Agreement

Section 2.1. Defined Terms. The definitions of "Revolving Credit Maximum Amount" and "Revolving Credit Note" in Section 1.1 of the Original Agreement are hereby amended in their entirety to read as follows:
"'Revolving Credit Maximum Amount' shall mean the lesser of (a) $1,500,000, or (b) the maximum amount permitted by an advance formula agreement, if applicable."

"'Revolving Credit Note' shall mean the Revolving Credit Note dated April 10, 2002 in the maximum original principal amount of $1,500,000 made by Borrower payable to the order of the Bank, as the same may be renewed, extended, modified, increased or restated from time to time."

Section 2.2. Revolving Loans. The second sentence of the fifth paragraph of Section 2.2 of the Original Agreement is hereby amended to delete the words "commencing with the fiscal quarter ending in June 30, 2002."

ARTICLE III.

Conditions of Effectiveness

Section 3.1. Effective Date. This Amendment shall become effective as of the date first above written when and only when:

(a) Bank shall have received all of the following, at Bank's office, duly executed and delivered and in form and substance satisfactory to Bank, all of the following:

     (i) the Amendment;

     (ii) the Renewal Note;

     (iii) evidence of existence, good standing, and authority for Borrower and each signatory on behalf of Borrower; and

     (iv) such other supporting documents as Bank may reasonably request.

(b) Borrower shall have paid, in connection with such Loan Documents, all recording, handling, amendment and other fees required to be paid to Bank pursuant to any Loan Documents.

(c) Borrower shall have paid, in connection with such Loan Documents, all other fees and reimbursements to be paid to Bank pursuant to any Loan Documents, or otherwise due Bank and including fees and disbursements of Bank's attorneys.

ARTICLE IV.

Representations and Warranties

Section 4.1. Representations and Warranties of Borrower. In order to induce Bank to enter into this Amendment, Borrower represents and warrants to Bank that:

(a) The representations and warranties contained in Section 3 of the Original Agreement are true and correct at and as of the time of the effectiveness hereof, except to the extent that the facts on which such representations and warranties are based have been changed by the extension of credit under the Credit Agreement.

(b) Borrower is duly authorized to execute and deliver this Amendment and the other Amendment Documents and is and will continue to be duly authorized to borrow monies and to perform its obligations under the Credit Agreement. Borrower has duly taken all corporate action necessary to authorize the execution and delivery of this Amendment and the other Amendment Documents and to authorize the performance of the obligations of Borrower hereunder and thereunder.

(c) The execution and delivery by Borrower of this Amendment and the other Amendment Documents, the performance by Borrower of its obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby do not and will not conflict with any provision of law, statute, rule or regulation or of the articles of incorporation and bylaws of Borrower, or of any material agreement, judgment, license, order or permit applicable to or binding upon Borrower, or result in the creation of any lien, charge or encumbrance upon any assets or properties of Borrower. Except for those, which have been obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by Borrower of this Amendment and the other Amendment Documents or to consummate the transactions contemplated hereby and thereby.

(d) When duly executed and delivered, each of this Amendment and the Credit Agreement and the Renewal Note will be a legal and binding obligation of Borrower, enforceable in accordance with its terms, except as limited by bankruptcy, insolvency or similar laws of general application relating to the enforcement of creditors' rights and by equitable principles of general application.

ARTICLE V.

Miscellaneous

Section 5.1. Ratification of Agreements. The Original Agreement as hereby amended is hereby ratified and confirmed in all respects. The Loan Documents, as they may be amended or affected by the various Amendment Documents, are hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to be a reference to the Original Agreement as hereby amended. Any reference to the Revolving Credit Note in any other Loan Document shall be deemed to be a reference to the Renewal Note issued and delivered pursuant to this Amendment. The execution, delivery and effectiveness of this Amendment and the other Amendment Documents shall not, except as expressly provided herein or therein, operate as a waiver of any right, power or remedy of Bank under the Credit Agreement, the Revolving Credit Note, or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Revolving Credit Note or any other Loan Document.

Section 5.2. Survival of Agreements. All representations, warranties, covenants and agreements of Borrower herein shall survive the execution and delivery of this Amendment and the performance hereof, including without limitation the making or granting of the Revolving Loans and the issuance and delivery of the Renewal Note, and shall further survive until all of the Obligations are paid in full. All statements and agreements contained in any certificate or instrument delivered by Borrower hereunder or under the Credit Agreement to Bank shall be deemed to constitute representations and warranties by, and/or agreements and covenants of, Borrower under this Amendment and under the Credit Agreement.

Section 5.3. Loan Documents. This Amendment and the other Amendment Documents are each a Loan Document, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto and thereto.

Section 5.4. Governing Law. This Amendment shall be governed by and construed in accordance the laws of the State of Texas and any applicable laws of the United States of America in all respects, including construction, validity and performance.

Section 5.5. Counterparts; Fax. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment. This Amendment and the other Amendment Documents may be validly executed by facsimile or other electronic transmission.

THIS AMENDMENT AND THE OTHER LOAN DOCUMENTS REPRESENT THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS OF THE PARTIES.



IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

NUMO MANUFACTURING, INC.
By:/s/ Frank Zanin
------------------------
Frank J. Zanin
Vice President

COMERICA BANK,TEXAS
By:/s/ Paul Strange
------------------------
Paul L. Strange
Senior Vice President

EXHIBIT A
RENEWAL NOTE
First Amendment

CONSENT AND AGREEMENT
Wilson Brothers USA, Inc., an Illinois corporation ("Guarantor"), hereby
(i) consents to the provisions of this Amendment and the transactions contemplated herein, (ii) ratifies and confirms the Guaranty dated as of March 1, 2002 made by it for the benefit of Bank executed pursuant to the Credit Agreement and the other Loan Documents, (iii) agrees that all of its respective obligations and covenants thereunder shall remain unimpaired by the execution and delivery of this Amendment and the other documents and instruments executed in connection herewith, and (iv) agrees that the Guaranty and such other Loan Documents shall remain in full force and effect.

WILSON BROTHERS USA, INC.
By:/s/ Frank Zanin
-------------------------
Name: Frank Zanin
Title:CEO and CFO

THE STATE OF SOUTH CAROLINA  )
                             )
COUNTY OF CHARLESTON         )

This instrument was acknowledged before me on April 12, 2002, by Frank Zanin, of WILSON BROTHERS USA, INC., an Illinois corporation, on behalf of said corporation.

/s/ Kim McDermott
--------------------------
Notary Public, State of South Carolina

Kim McDermott
--------------------------
(Printed name)
My Commission Expires: February 2, 2011
































MASTER REVOLVING NOTE

Variable Rate-Maturity Date-Obligatory Advances (Business and Commercial Loans Only)

Amount: $ 1,500,000
Note Date: April 10, 2002
Maturity Date: March 1, 2004
Tax Identification Number: 75-2705149

On the Maturity Date, as stated above, for value received, the undersigned promise(s) to pay to the order of Comerica Bank-Texas ("Bank"), at any office of the Bank in the State of Texas, ONE MILLION FIVE HUNDRED THOUSAND Dollars (U.S.) (or that portion of it advanced by the Bank and not repaid as later provided) with interest until maturity, whether by acceleration or otherwise, or until Default, as later defined, at a per annum rate equal to the lesser of (a) the Maximum Rate, as later defined, or (b) the Stated Rate, as later defined and after that at a rate equal to the rate of interest otherwise prevailing under this Note plus three percent (3%) per annum (but in no event in excess of the Maximum Rate.) If on any day the Stated Rate shall exceed the Maximum Rate for that day, the rate of interest applicable to this Note shall be fixed at the Maximum Rate on that day and on each day thereafter until the total amount of interest accrued on the unpaid principal balance of this Note equals the total amount of interest which would have accrued if there had been no Maximum Rate. Interest rate changes will be effective for interest computation purposes as and when the Maximum Rate or the Stated Rate, as applicable, changes. Subject to the limitations herein below set forth, interest shall be calculated on the basis of a 360-day year for the actual number of days the principal is outstanding. The "Stated Rate" shall mean the Bank's "prime rate" which is the annual rate of interest so designated by the Bank and which is changed by the Bank from time to time. Accrued interest on this Note shall be payable on the first day of each month commencing May 1, 2002, until the Maturity Date (set forth above) when all amounts outstanding under this Note shall be due and payable in full. If the frequency of interest payments is not otherwise specified, accrued interest on this Note shall be payable monthly on the first day of each month. If any payment of principal or interest under this Note shall be payable on a day other than a day on which the Bank is open for business, this payment shall be extended to the next succeeding business day and interest shall be payable at the rate specified in this Note during this extension. A late payment charge equal to a reasonable amount not to exceed 5% of each late payment may be charged on any payment not received by the Bank within 10 calendar days after the payment due date, but acceptance of payment of this charge shall not waive any Default under this Note.

The term "Maximum Rate", as used herein, shall mean at the particular time in question the maximum nonusurious rate of interest, which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to the undersigned from time to time as of the effective date of each change in such maximum rate.

The principal amount payable under this Note shall be the sum of all advances made by the Bank to or at the request of the undersigned, less principal payments actually received in cash by the Bank. The books and records of the Bank shall be the best evidence of the principal amount and the unpaid interest amount owing at any time under this Note and shall be conclusive absent manifest error. No interest shall accrue under this Note until the date of the first advance made by the Bank; after that interest on all advances shall accrue and be computed on the principal balance outstanding from time to time under this Note until the same is paid in full.

This Note and any other indebtedness and liabilities of any kind of the undersigned (or any of them) to the Bank, and any and all modifications, renewals or extensions of it, whether joint or several, contingent or absolute, now existing or later arising, and however evidenced and whether incurred voluntarily or involuntarily, known or unknown, or originally payable to the Bank or to a third party and subsequently acquired by Bank including, without limitation, any late charges; loan fees or charges; overdraft indebtedness; costs incurred by Bank in establishing, determining, continuing or defending the validity or priority of any security interest, pledge or other lien or in pursuing any of its rights or remedies under any loan document (or otherwise) or in connection with any proceeding involving the Bank as a result of any financial accommodation to the undersigned (or any of them); and reasonable costs and expenses of attorneys and paralegals, whether inside or outside counsel is used, and whether any suit or other action is instituted, and to court costs if suit or action is instituted, and whether any such fees, costs or expenses are incurred at the trial court level or on appeal, in bankruptcy, in administrative proceedings, in probate proceedings or otherwise (collectively "Indebtedness") are secured by and the Bank is granted a security interest in all items deposited in any account of any of the undersigned with the Bank and by all proceeds of these items (cash or otherwise), all account balances of any of the undersigned from time to time with the Bank, by all property of any of the undersigned from time to time in the possession of the Bank and by any other collateral, rights and properties described in each and every deed of trust, mortgage, security agreement, pledge, assignment and other security or collateral agreement which has been, or will at any time(s) later be, executed by any (or all) of the undersigned to or for the benefit of the Bank (collectively "Collateral"). Notwithstanding the above, (i) to the extent that any portion of the Indebtedness is a consumer loan, that portion shall not be secured by any deed of trust or mortgage on or other security interest in any of the undersigned's principal dwelling or any of the undersigned's real property which is not a purchase money security interest as to that portion, unless expressly provided to the contrary in another place, or (ii) if the undersigned (or any of them) has (have) given or give(s) Bank a deed of trust or mortgage covering real property, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them), unless expressly provided to the contrary in another place, or (iii) if the undersigned (or any of them ) has (have) given or give(s) the Bank a deed of trust or mortgage covering real property which, under Texas law, constitutes the homestead of such person, that deed of trust or mortgage shall not secure this Note or any other indebtedness of the undersigned (or any of them) unless expressly provided to the contrary in another place.

If an Event of Default as defined in that certain Credit Agreement dated as of March 1, 2002 between the undersigned and the Bank occurs, or if the undersigned (or any of them) or any guarantor under a guaranty of all or part of the Indebtedness ("guarantor") (a) fail(s) to pay any of the Indebtedness when due, by maturity, acceleration or otherwise, or fail(s) to pay any Indebtedness owing on a demand basis upon demand; or (b) fail(s) to comply with any of the terms or provisions of any agreement between the undersigned (or any of them) or any such guarantor and the Bank; or (c) become(s) insolvent or the subject of a voluntary or involuntary proceeding in bankruptcy, or a reorganization, arrangement or creditor composition proceeding, (if a business entity) cease(s) doing business as a going concern, (if a natural person) die(s) or become(s) incompetent, (if a partnership) dissolve(s) or any general partner of it dies, becomes incompetent or becomes the subject of a bankruptcy proceeding or (if a corporation of a limited liability company) is the subject of a dissolution, merger or consolidation; or (d) if any warranty or representation made by any of the undersigned or any guarantor in connection with this Note or any of the Indebtedness shall be discovered to be untrue or incomplete; or (e) if there is any termination, notice of termination, or breach of any guaranty, pledge, collateral assignment or subordination agreement relating to all or any part of the Indebtedness; or (f) if there is any failure by any of the undersigned or any guarantor to pay when due any of its indebtedness (other than to the Bank) or in the observance or performance of any term, covenant or condition in any document evidencing, securing or relating to such indebtedness; provided that failure to pay any trade debt or obligations arising under leases shall not constitute an Event of Default if the undersigned is contesting payment thereof in the manner set forth in Section 2.5 of the Security Agreement of even date between the undersigned and Bank herewith; or (g) if there is filed or issued a levy or writ of attachment or garnishment or other like judicial process upon the undersigned (or any of them) or any guarantor or any of the Collateral, including without limit, any accounts of the undersigned (or any of them) or any guarantor with the Bank, then the Bank, upon the occurrence of any of these events (each a "Default"), may at its option and without prior notice to the undersigned (or any of them), declare any or all of the Indebtedness to be immediately due and payable (notwithstanding any provisions contained in the evidence of it to the contrary), cease advancing money or extending credit to or for the benefit of the undersigned under this Note or any other agreement between the undersigned and Bank, terminate this Note as to any future liability or obligation of Bank, but without affecting Bank's rights and security interests in any Collateral or the Indebtedness , sell or liquidate all or any portion of the Collateral, set off against the Indebtedness any amounts owing by the Bank to the undersigned (or any of them), charge interest at the default rate provided in the document evidencing the relevant Indebtedness and exercise any one or more of the rights and remedies granted to the Bank by any agreement with the undersigned (or any of them) or given to it under applicable law. In addition, if this Note is secured by a deed of trust or mortgage covering real property, then the trustor or mortgagor shall not mortgage or pledge the mortgaged premises as security for any other indebtedness or obligations. This Note, together with all other indebtedness secured by said deed of trust or mortgage, shall become due and payable immediately, without notice, at the option of the Bank, (i) if said trustor or mortgagor shall mortgage or pledge the mortgaged premises for any other indebtedness or obligations or shall convey, assign or transfer the mortgaged premises by deed, installment sale contract instrument, or (ii) if the title to the mortgaged premises shall become vested in any other person or party in any manner whatsoever, or
(iii) if there is any disposition (through one or more transactions) of legal or beneficial title to a controlling interest of said trustor or mortgagor. All payments under this Note shall be in immediately available United States funds, without setoff or counterclaim.

If this Note is signed by two or more parties (whether by all as makers or by one or more as an accommodation party or otherwise), the obligations and undertakings under this Note shall be that of all and any two or more jointly and also of each severally. This Note shall bind the undersigned, and the undersigned's respective heirs, personal representatives, successors and assigns.

The undersigned waive(s) presentment, demand, protest, notice of dishonor, notice of demand or intent to demand, notice of acceleration or intent to accelerate, and all other notices and agree(s) that no extension or indulgence to the undersigned (or any of them) or release, substitution or nonenforcement of any security, or release or substitution of any of the undersigned, any guarantor or any other party, whether with or without notice, shall affect the obligations of any of the undersigned. The undersigned waive(s) all defenses or right to discharge available under Section 3-605 of the Texas Uniform Commercial Code and waive(s) all other suretyship defenses or right to discharge. The undersigned agree(s) that the Bank has the right to sell, assign, or grant participations, or any interest, in any or all of the Indebtedness, and that, in connection with this right, but without limiting its ability to make other disclosures to the full extent allowable, the Bank may disclose all documents and information which the Bank now or later has relating to the undersigned or the Indebtedness. The undersigned agree(s) that the Bank may provide information relating to the Note or to the undersigned to the Bank's parent, affiliates, subsidiaries and service providers.

The undersigned agree(s) to reimburse the holder or owner of this Note for any and all costs and expenses (including without limit, court costs, legal expenses and reasonable attorney fees, whether inside or outside counsel is used, whether or not suit is instituted and, if suit is instituted, whether at the trial court level, appellate level, in a bankruptcy, probate or administrative proceeding or otherwise) incurred in collecting or attempting to collect this Note or incurred in any other matter or proceeding relating to this Note. The undersigned acknowledge(s) and agree(s) that there are no contrary agreements, oral or written, establishing a term of this Note and agree(s) that the terms and conditions of this Note may not be amended, waived or modified except in a writing signed by an officer of the Bank expressly stating that the writing constitutes an amendment, waiver or modification of the terms of this Note. As used in this Note, the word "undersigned" means, individually and collectively, each maker, accommodation party, indorser and other party signing this Note in a similar capacity. If any provision of this Note is unenforceable in whole or part for any reason, the remaining provisions shall continue to be effective. Chapter 346 of the Texas Finance Code (and as the same may be incorporated by reference in other Texas statutes) shall not apply to the Indebtedness evidenced by this Note. THIS NOTE IS MADE IN THE STATE OF TEXAS AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF TEXAS, WITHOUT REGARD TO CONFLICT OF LAWS PRINCIPLES.

This Note and all other documents, instruments and agreements evidencing, governing, securing, guaranteeing or otherwise relating to or executed pursuant to or in connection with this Note or the Indebtedness evidenced hereby (whether executed and delivered prior to, concurrently with or subsequent to this Note), as such documents may have been or may hereafter be amended from time to time (the "Loan Documents") are intended to be performed in accordance with, and only to the extent permitted by, all applicable usury laws. If any provision hereof or of any of the other Loan Documents or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, neither the application of such provision to any other person or circumstance nor the remainder of the instrument in which such provision is contained shall be affected thereby and shall be enforced to the greatest extent permitted by law. It is expressly stipulated and agreed to be the intent of the holder hereof to at all times comply with the usury and other applicable laws now or hereafter governing the interest payable on the indebtedness evidenced by this Note. If the applicable law is ever revised, repealed or judicially interpreted so as to render usurious any amount called for under this Note or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the indebtedness evidenced by this Note, or if Bank's exercise of the option to accelerate the maturity of this Note, or if any prepayment by the undersigned or prepayment agreement results (or would, if complied with, result) in the undersigned having paid, contracted for or being charged for any interest in excess of that permitted by law, then it is the express intent of the undersigned and Bank that this Note and the other Loan Documents shall be limited to the extent necessary to prevent such result and all excess amounts theretofore collected by Bank shall be credited on the principal balance of this Note or, if fully paid, upon such other Indebtedness as shall then remaining outstanding (or, if this Note and all other Indebtedness have been paid in full, refunded to the undersigned), and the provisions of this Note and the other Loan Documents shall immediately be deemed reform ed and the amounts thereafter collectable hereunder and thereunder reduced, without the necessity of the execution of any new document, so as to comply with the then applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder. All sums paid, or agreed to be paid, by the undersigned for the use, forbearance, detention, taking, charging, receiving or reserving of the indebtedness of the undersigned to Bank under this Note or arising under or pursuant to the other Loan Documents shall, to the maximum extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of such indebtedness until payment in full so that the rate or amount of interest on account of such indebtedness does not exceed the usury ceiling from time to time in effect and applicable to such indebtedness for so long as such indebtedness is outstanding. To the extent federal law permits Bank to contract for, charge or receive a greater amount of interest, Bank will rely on federal law instead of the Texas Finance Code for the purpose of determining the Maximum Rate. Additionally, to the maximum extent permitted by applicable law now or hereafter in effect, Bank may, at its option and from time to time, implement any other method of computing the Maximum Rate under the Texas Finance Code or under other applicable law, by giving notice, if required, to the undersigned as provided by applicable law now or hereafter in effect. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of Bank to accelerate the maturity of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

The indebtedness evidenced by this Note is in renewal, extension and modification, but not in extinguishment or novation, of the indebtedness evidenced by that certain promissory note dated March 1, 2002 in the original principal amount of $1,000,000 executed by the undersigned payable to the order of the Bank.

THE UNDERSIGNED AND THE BANK ACKNOWLEDGE THAT THE RIGHT TO TRIAL BY JURY IS A CONSTITUTIONAL ONE, BUT THAT IT MAY BE WAIVED, EACH PARTY, AFTER CONSULTING (OR HAVING HAD THE OPPORTUNITY TO CONSULT) WITH COUNSEL OF THEIR CHOICE, KNOWINGLY AND VOLUNTARILY, AND FOR THEIR MUTUAL BENEFIT, WAIVES ANY RIGHT TO TRIAL BY JURY IN THE EVENT OF LITIGATION REGARDING THE PERFORMANCE OR ENFORCEMENT OF, OR IN ANY WAY RELATED TO, THIS NOTE OR THE INDEBTEDNESS.

THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION 26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE) REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

NUMO MANUFACTURING, INC.         By: /s/ Frank Zanin       Its:
-----------------------          -------------------       --------------
OBLIGOR NAME TYPED/PRINTED       SIGNATURE OF FRANK J. ZANIN TITLE (if
                                            applicable) VICE PRESIDENT

700 Hickory Tree Road       Mesquite        TX        75149
STREET ADDRESS              CITY            STATE     ZIP CODE

For Bank Use Only CCAR #
LOAN OFFICER INITIALS: PLS      LOAN GROUP NAME      OBLIGOR NAME
LOAN OFFICER ID . NO.           LOAN GROUP NO.       OBLIGOR NO.
NOTE NO. AMOUNT





14