Form 10QSB
period 2002-06-30
WILSON BROTHERS USA INC
filed 2002-08-15
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2002

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


                              10,014,032
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 9, 2002)


















                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of June 30, 2002            3
            (unaudited) and December 31, 2001

          b)Consolidated  Statements of Operations for the             5
            Three Months Ended June 30, 2002 and 2001 (unaudited) and the Six Months Ended June 30, 2002 and 2001 (unaudited)

          c)Consolidated Statement of Changes in Stockholders          6
            Equity for the Six Months Ended June 30, 2002 (unaudited)

          d)Consolidated Statements of Cash Flows for the Six Months   7
            Ended June 30, 2002 and 2001 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         15
            Condition and Results of Operations

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         19

   Item 2.  Changes in Securities                                     19

   Item 3.  Defaults Upon Senior Securities                           19

   Item 4.  Submission of Matters to a Vote of Securities Holders     19

   Item 5.  Other Information                                         20

   Item 6.  Exhibits and Reports on Form 8-K                          20

   Signatures                                                         21














                                 2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               June 30,      December 31,
                                                 2002           2001
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      315    $        177
    Receivables, less allowance of
     $259 in 2002 and $195 in 2001                 2,610           1,914
    Inventories                                    2,032           1,476
    Other                                            180             123
                                             ------------   -------------
         Total current assets                      5,137           3,690
                                             ------------   -------------
Goodwill                                              73              73
Trademark                                             61              61
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,704 in 2002 and $2,586 in 2001             1,205           1,220
Other non-current assets                             107             491
                                              -----------    ------------
                                              $    6,583     $     5,535
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    2,830     $     1,409
    Current portion of notes payable and
      Short-term portion of obligation under
      capital leases                                  47             159
    Trade accounts payable                         1,635           1,197
    Accrued salaries and
     other employee costs                            396             288
    Accrued interest due others                        8              23
    Other current liabilities                        450             415
                                              -----------    ------------
          Total current liabilities                5,366           3,491
                                              -----------    ------------

Notes payable to others                                -             576
Obligations under capital leases                       -             262
Other liabilities                                    215             209
                                              -----------    ------------
                                                     215           1,047
                                              -----------    ------------



Minority Interest in Consolidated Subsidiary         (54)            (54)


                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,014,032 shares in 2002
    and 2001                                         100            100
Capital in excess of par value                    14,839         14,839
Accumulated other comprehensive income                (5)           (23)
Accumulated deficit                              (13,878)       (13,865)
                                                 ---------    ---------
                                                   1,056          1,051
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $ 6,583      $   5,535
                                                 =========    =========


See accompanying notes to consolidated financial statements.

































                                 4




                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             For the Three Months     For the Six Months
                                 Ended June 30,         Ended June 30,
                                2002       2001        2002       2001
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  4,992   $  4,848     $  8,373   $  8,136

Cost of sales                   3,482      3,510        6,161      6,036
Selling, general and
administrative expenses         1,138      1,074        2,171      2,087
                             --------   --------     --------   --------
                                4,620      4,584        8,332      8,123
                             --------   --------     --------   --------
Income (loss) from operations     372        264           41         13
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 51         83          108        132
  Minority Interest                 -          -            -         (7)
  Other, net                      (12)      (228)         (54)      (228)
                             --------   --------     --------    -------
                                   39       (145)          54       (103)
                             --------   --------     --------    -------
    Income (loss) from
     operations before provision
     for income taxes             333        409          (13)       116
                             --------   --------      -------    -------
Income tax provision (benefit)      -        101            -        (7)
        Net income (loss)         333        308          (13)       123
                             ========   ========    =========  ==========
Income (loss) per share
    Basic                    $   0.03   $   0.03     $   0.00   $   0.01
    Diluted                  $   0.03   $   0.03     $   0.00   $   0.01

















See accompanying notes to consolidated financial statements.

                                    5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE SIX MONTHS ENDED JUNE 30, 2002
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100  $   14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -         (13)       (13)
Unrealized Gain(Loss)    -           -        18           -         18
                   -------   ---------   -------   ---------   --------
Balance 6/30/02    $   100  $   14,839   $    (5)  $ (13,878)  $  1,056
                   =======   =========   =======   =========   ========































See accompanying notes to consolidated financial statements.


                                 6

                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   For the Six Months
                                                     Ended June 30,
                                                   2002            2001
                                  (In thousands except per share amounts)
Cash flows from operating activities:
   Net income (loss)                               $   (13)   $      123
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Minority Interest                                     -            (7)
   Depreciation and amortization                       121            85
   Decrease (increase) in receivables                 (760)         (430)
   Provision for losses on accounts receivable          64           (10)
   Loss on sale of fixed assets                          3             -
   Deferred taxes                                        -            (8)
   Decrease (increase) in inventories                 (556)         (566)
   Decrease (increase) in other current assets         (57)          (87)
   Decrease (increase) in notes receivable               -           (89)
   Increase (decrease) in accounts payable             438           275
   Increase (decrease) in accrued salaries and
      other current liabilities                        128           311
                                                  --------       --------
   Net cash (used in)operating activities             (632)         (403)
                                                  --------       --------
Cash flows (used in) provided by investing activities:
   Purchased of fixed assets                          (122)         (518)
   Proceeds from sale of fixed assets                    1           231
   Short-term loan to related party                   (301)            -
   Repayment of short-term loan to related party       301             -
   Purchase of securities, available-for-sale            -             1
   Sale of investment in partnership                   420             -
   Investment in partnership                             -          (920)
                                                  --------       --------
   Net cash provided by(used in)investing activities   299        (1,206)
                                                  --------       --------
Cash flows from financing activities:
   Repayments of long-term debt                       (694)          (54)
   Proceeds from long-term debt                        332             -
   Proceeds from obligations under capital leases        -           345
   Repayments of obligations under capital leases     (319)            -
   Proceeds from convertible debt issuance               -           100
   Proceeds from stock issuance                          -           375
   Net increase in lines of credit                   1,002             -
   Proceeds from short-term debt                       150         1,019
   Repayments of short-term debt                         -          (220)
                                                  --------       --------
   Net cash provided by financing activities           471         1,565
                                                  --------       --------
Net increase (decrease) in cash and equivalents	       138          (44)
Cash and equivalents at beginning of period            177           234
                                                  --------       --------
Cash and equivalents at end of period              $   315       $   190
                                                  ========       ========
See accompanying notes to consolidated financial statements
                                    7
                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the content indicates otherwise.
As of June 30, 2002, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of June 30, 2002, the Company held a 75% ownership interest in Houze
West LLC ("Houze West").   In addition as of June 30, 2002, the Company
had an 18.54% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

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

Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,014,032 and 9,862,990 for June 30, 2002 and June 30, 2001, respectively.


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

 (2)  Federal Income Taxes

The Company's effective tax rate in the second quarter of fiscal 2002 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended June 30, 2002
                             (In thousands)

Income (Loss) before income taxes           $     333
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)              117

Increase resulting from reversal of
    Deferred tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                (126)

Valuation allowance adjustment                      0

Permanent differences and other                     3

Adjustment of Prior Year Accruals                   6
                                             --------
                                                    0
















                                    9


 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            June 30,      December 31,
                                              2002            2001
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    1,457        $   1,063
     Work in process                              277              126
     Finished goods                               425              338
                                            ---------         --------
                                           $    2,159        $   1,527
     Reserve                                     (127)             (51)
                                            ---------         --------
                                           $    2,032        $   1,476
                                            =========         ========


(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark, which had at December 31, 2001 accumulated amortization of $22,000 and $11,000, respectively. These are tested annually for impairment. No impairment was identified for the six months ending June 30, 2002.

                                            For the Six Months Ended
                                            June 30,        June 30,
                                              2002            2001
                                           -----------     -----------
                                                   (In thousands)
     Goodwill amortization                 $      -        $    (2.0)
     Trademark amortization                       -             (1.0)
     Net income                                 333              123


(5)  Short-term Borrowings

As of June 30, 2002, Houze holds a demand line of credit with a maximum availability of $800,000. As of June 30, 2002, Houze had drawn down $625,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by John Sanford, the Company's President and majority shareholder. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

                                    10
On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. As of June 30, 2002, Numo had drawn down $1,300,000 on this line of credit and the term loan had a balance of $316,000. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of June 30, 2002, Numo did not meet any of its debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount, $269,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

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

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company paid a $2,250 loan commitment fee on May 23, 2002 to the outside investor. On May 23, 2002 the note was extended to August 21, 2002. The note is unsecured and as of June 30, 2002 had a balance of $150,000.

On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,000. On April 5, 2002 the line of credit was paid in full.
                                    11
On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of June 30, 2002 was $16,000.


 (5)  Notes Payable to Affiliates and Others

In connection with the acquisition of certain assets and liabilities of Numo Manufacturing Company, Inc. and Diamond Cap Company, Inc. in 1997, Numo entered into certain promissory notes ("Purchase Notes") in the aggregate principal amount of $855,000 and $200,000 payable pursuant to non-compete agreements. The Purchase Notes and amounts payable under the non-compete agreements initially bore interest at the rate of 8% per annum subject to adjustment on each April 1 and October 1, with the first adjustment to occur on October 1, 1997. The entire unpaid principal balance on all such obligations was due and payable April 1, 2004. The Purchase Notes were secured by a pledge of substantially all of the acquired assets. In addition, payment of the Purchase Notes was
guaranteed by the Company.   The purchase notes were paid in full on
March 11, 2002 with the funds received from the Comerica financing.

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. The Company raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance at the quarter ending June 30, 2002 was $468,000. On July 1, 2002 the loan was extended for an additional six months; all other terms remain the same.

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

                                    12

Company loaned $301,000 of the ES sales proceeds, to BB.com. On April 3, 2002, BB.com repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to, repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

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


 (6)  Commitments and Contingencies

For the six months ended June 30, 2002, the Company has income from operations of $0.33 million and the Company had an accumulated deficit of $13.9 million and a consolidated working capital deficit of $0.2 million.

For the six months ended June 30, 2001, the Company had income from operations of $0.01 million and the Company had an accumulated deficit of $13.2 million and a consolidated working capital deficit of $0.2 million.

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



                                    13

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to guarantee that if BB.com files bankruptcy within the (24) months after June 4, 2002 or has sales less than $2.0 million for any (12) month period occurring prior to the (24) months after June 4, 2002, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.


 (7)  Acquisitions, Dispositions and Formations

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on
November 18, 2001, December 18, 2001, and January 18, 2002.   The Company
raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance at the quarter ending June 30, 2002 was $468,000. On July 1, 2002 the loan was extended for an additional six months; all other terms remain the same.

ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. As of December 31, 2001, the Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002 the
Company loaned $301,000, of the ES sales proceeds, to BargainBuilder.com, Inc. On April 3, 2002 BargainBuilder.com, Inc. repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to, repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.


                                    14
In February 2002, the Company formed Third Solutions, Inc., a South Carolina corporation. TS is a marketing, advertising and promotional company.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company or its subsidiaries to renegotiate their credit facilities beyond the current expiry dates; the failure to satisfy lenders' debt covenants; the risk of loans being called by the Company's lenders; the failure to obtain additional financing and other risk factors listed from time to time in the Company's periodic reports.


Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

As of June 30, 2002, Houze holds a demand line of credit with a maximum availability of $800,000. As of June 30, 2002, Houze had drawn down $625,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are




                                    15

collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. As of June 30, 2002, Numo had drawn down $1,300,000 on this line of credit and the term loan had a balance of $316,000. Every quarter starting with June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of June 30, 2002, Numo did not meet any of its debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount, $269,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

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

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company paid a $2,250 loan commitment fee due May 23, 2002
to the outside investor.   On May 23, 2002 the note was extended to
August 21, 2002. The note is unsecured and as of June 30, 2002 had a balance of $150,000.


                                    16
On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,000. On April 5, 2002 the line of credit was paid in full.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of June 30, 2002 was $16,000.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the (24) months after the stock sale or has sales less than $2.0 million for any (12) month period occurring prior to the (24) months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. The new statement revises the accounting for goodwill and other intangible assets. The Company has implemented the new standard during the first quarter of fiscal year 2002. See note 4 to the financial statements for more information.

Results of Operations

Three Months Ended June 30, 2002 Compared with the Three Months Ended June 30, 2001

Net sales for the second quarter was $5.0 million, an increase of $0.1 million, or 2.8% over the three months ended June 30, 2001. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the second quarter were $3.9 million, an increase of $0.2 million, or 4.2% over the three months ended June 30, 2001. Houze's sales decreased slightly offsetting Numo's increase.

Gross profit increased $0.2 million, or 12.63% in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase was primarily attributable to a decrease in production cost at Houze.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Six Months Ended June 30, 2002 Compared with the Six Months Ended June
30, 2001

Net sales for the six months ending June 30, 2002 were $8.4 million, an increase of $0.2 million, or 2.8% over the six months ended June 30, 2001. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the six months ending June 30, 2002 were $6.3 million, an increase of $0.4 million, or 7.2% over the six months ended June 30, 2001. Houze's sales declined $0.2 million for the six months ended June 30, 2002 compared with the six months ended June 30, 2001.

Gross profit increased $.1 million, or 5.1% in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase was primarily attributable to a decrease in cost of sales at Houze. Cost of sales decreased because production labor was controlled better.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.

Part II. Other Information

Item 1.  Legal Proceedings   Not Applicable

Item 2.  Changes in Securities  Not Applicable

Item 3.  Defaults Upon Senior Securities

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. As of June 30, 2002, Numo had drawn down $1,300,000 on this line of credit and the term loan had a balance of $316,000. Every quarter starting with June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of June 30, 2002, Numo did not meet any of its debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed are immediately due and payable. As a result, the full amount, $269,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.



Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 3, 2002. John H. Sanford, Brett R. Smith and Frank J. Zanin, Jr. were elected as members of the Board of Directors. Also voted upon was the ratification of the appointment of Pratt-Thomas, Gumb & Co. as the Company's independent
auditors.   The following are the number of votes for and against each
Board of Director and other matters.

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

Item 5.  Other Information   Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

10.11 Investor Rights Agreement dated June 4, 2002 among BargainBuilder.com and certain investors.*

10.12      Note Agreement and Open End Mortgage between
           Houze Glass Corporation and Citizens Bank dated
           December 14, 2001. *

            99.1       Certification pursuant to 18 U.S.C.
                       Section 1350, As Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.*

         --------------------
         *  being filed herewith


  (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended June 30, 2002.

                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  August 14, 2002               By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer

Exhibit No. Description of Exhibit
----------- -----------------------


     10.11 Investor Rights Agreement dated June 4, 2002 among BargainBuilder.com and certain investors.*

     10.12      Note Agreement and Open End Mortgage between
    Houze Glass Corporation and Citizens Bank dated
                December 14, 2001. *

     99.1       Certification pursuant to 18 U.S.C.
                Section 1350, As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.*

         ------------------------
         *  being filed herewith

Exhibit 10.11
---------------------

BARGAINBUILDER.COM, INC.

INVESTOR RIGHTS AGREEMENT

This Investor Rights Agreement (the "Agreement") is entered into as of June 04, 2002, by and among BargainBuilder.com, Inc., a Delaware corporation (the "Company"), and certain individuals listed on Exhibit A (each an "Investor" and together, the "Investors").

WHEREAS, in connection with the issuance and sale of shares of the Company's Series B Preferred Stock (the "Series B Stock") to the
Investors, the Company desires to provide the Investors certain rights with respect to such shares as an inducement to the Investors to purchase shares of the Series B Stock.

NOW, THEREFORE, in consideration of the agreements, covenants and conditions contained herein, the Company and the Investors hereby agree as follows.

Section 1. Additional Investment.

1.1 For the period beginning at the end of the First Annual Period (as defined below) and ending thirty (30) days after Financial Statements (as defined below) for the First Annual Period are delivered to the Investors (the "Additional Investment Period"), each of the Investors will have the right to make an additional purchase of Series B Preferred as described below (the "Reinvestment Rights"):

(i) If the Company achieves 110% or less of the 12 Month Target (as defined below), each of the Investors shall have the right to purchase up to the number of Series B Stock set forth opposite such Investor's name on Exhibit A (the "Additional Series B Stock"). The purchase price for the Additional Series B Stock shall be $0.667 per share (as adjusted for any stock split, stock dividends, recapitalizations or like event) (the "Original Series B Price").

(ii) If the Company exceeds 110% of the 12 Month Target, each of the Investors shall have the right to purchase up to the number of shares of the Additional Series B Stock minus twice the amount in percentage points that the Company exceeded the 12 Month Target (rounded to the nearest 10%). By way of example, if the Company's Actual EBITDA (as defined below) for the First Annual Period is 120% of the 12 Month Target, then the Investors will be entitled to invest 60% of the number of the Additional Series B Stock set forth opposite such Investor's name on Exhibit A. Notwithstanding the foregoing, in any event, each of the Investors shall be entitled each to purchase at least 50% of the number of shares of the Additional Series B Stock set forth opposite such Investor's name on Exhibit A.

(iii) If the Company achieves 110% or less of the 12 Month Target, the Additional Investment Period shall be extended for twelve (12) months (the "Extended Investment Period"). During the Extended Investment Period, the Investors shall have the right of first refusal for any of the Company's equity financings; provided that if the Investors do not exercise such right of first refusal and an equity financing is consummated, the Investors' investment rights under Section 1.1(i) and
(ii) above will terminate; provided further that each Investor shall participate up to its pro rata portion of the aggregate Series B Stock, which shall mean the ratio (A) the numerator of which is the number of shares of Series B Stock (as on a fully diluted, as-converted basis) held by each Investor and (B) the denominator of which is the aggregate number of shares of Series B Stock (as on a fully diluted, as-converted basis) outstanding.

1.2 If the Company exceeds 110% of the 12 Month Target, and if the Investors fail to invest up to 100% of the number of Additional Series B Stock set forth opposite such Investor's name on Exhibit A, the Company may require the Investors to invest, at the Original Series B Price, up to 100% of the number of Additional Series B Stock set forth opposite such Investor's name on Exhibit A ( the "Reinstatement Requirement").

1.3  For purposes hereof, the following definitions shall apply:

(i)  "12 Month Target" shall mean $664,000 for the period ending twelve
(12) months from the date hereof.

(ii) "24 Month Target" shall mean $1,900,000 for the period ending twenty-four (24) months from the date hereof.

(iii) "First Annual Period" shall mean the period ending twelve (12) months from the date hereof.

(iv)  "Second Annual Period" shall mean the period ending twenty-four
(24) months from the date hereof.

(v) "Actual EBITDA" shall mean for the period ending twenty-four (24) months from the date hereof, earnings before interest, taxes and depreciation accumulated determined in accordance with generally accepted accounting principles except that inventory over six (6) months old will be written off by 50%, inventory over one (1) year old will be written off by 100% and account receivables after 120 days will be written off 100%.

Section 2. Redemption Rights.

2.1 In the event that John Sanford, Brett Smith or Gary Leneski ceases to be employed by the Company for any reason prior to the Second Annual Period (an "Executive Termination"), the Investors shall have the redemption rights provided below, and the Company shall be bound by the applicable provisions of such rights.

2.2 In the event of an Executive Termination, each Investor shall have the right to sell to the Company all or any portion of its shares of Series B Stock. Such sale shall be made on the following terms and conditions:

(i) within 30 days after such Investor receives notice of an Executive Termination, such Investor shall notify the Company in writing of its intention to sell all of its shares of Series B Stock to the Company;

(ii) the price per share at which the shares are to be sold shall be equal to the price per share paid by the Investors for such shares (as adjusted for stock splits, combinations, recapitalizations and similar events) plus a 15% compounded annual rate of return;

(iii) within 30 days after such Investor receives notice of an Executive Termination, such Investor shall, if exercising the option created hereby, deliver to the Company the certificate or certificates representing shares to be redeemed, each certificate to be properly endorsed for transfer; and

(iv) the Company shall, upon receipt of the certificate or certificates for the shares to be sold by each Investor, pursuant to this Section 2.2, pay the aggregate purchase price therefor in cash or by other means acceptable to each Investor in two (2) installments, with the first installment due ninety (90) days after each Investor exercises the redemption option pursuant to Section 2.2(i) above and the second installment due twelve (12) months thereafter.

Section 3. Put Option.

3.1 Upon receiving reviewed financial statements of the Company for the period ending sixty (60) months from the date hereof, the Investors shall have a thirty (30) day period (the "Put Period") to exercise the put option provided below, and the Company shall be bound by the applicable provisions of such option.

3.2 Each Investor shall have the right to sell to the Company all or any part of its shares of Series B Stock. Such sale shall be made on the following terms and conditions:

(i) Prior to the expiration of the Put Period, each Investor notifies the Company in writing of its intention to sell all of its shares of Series B Stock to the Company;

(ii) the price per share at which the shares are to be sold shall be equal to the price per share paid by the Investors for such shares (as adjusted for stock splits, combinations, recapitalizations and similar events) plus a 15% compounded annual rate of return;

(iii) Prior to the expiration of the Put Period, each Investor shall deliver to the Company the certificate or certificates representing shares to be purchased, each certificate to be properly endorsed for transfer; and

(iv) the Company shall, upon receipt of the certificate or certificates for the Put Shares, pursuant to this Section 3, pay the aggregate purchase price therefor in cash or by other means acceptable to each Investor within six (6) months after receiving notice pursuant to Section 3.2(i) above.

3.3 In the event that an Investor does not exercise its put option set forth above, all shares of Series B Stock shall convert into such number of fully paid and nonassessable shares of Common Stock of the Company as is determined by dividing the amount of consideration received by the Company for the purchase of each such share by the Series B Conversion Price (as defined in the Company's Certificate of Incorporation) in effect at the time of conversion.

Section 4. Affirmative Covenants.

4.1 Key Man Insurance. The Company has as of the date hereof obtained or shall as soon as practicable hereafter obtain from financially sound and reputable insurers term life insurance on the life of each of John Sanford, Brett Smith and Gary Leneski in the amount of at least the aggregate funds raised through the sale of Series B Stock per life, payable to the Company.

4.2 Monthly Reports. No later than twenty (20) days following the end of each month, the Company shall provide the Investors an internally-generated monthly balance sheet, income statement, statement of cash flow, inventory aging report and accounts receivable aging report.

4.3 Use of Proceeds. The Company shall use the proceeds from the sale of Series B Stock in the manner set forth on Exhibit B.

4.4 Special Notice. The Company shall provide prior written notice to the Investors at the addresses set forth on Exhibit A in the event of any proposed sale of all or substantially all of the Company's assets or capital stock.

Section 5. Right of First Refusal/Transfer Restrictions. The Series B Stock shall be subject to the stock transfer restrictions set forth in the Company's Bylaws. Notwithstanding the foregoing and until the expiration of the Additional Investment Period, the Investors shall be prohibited from transferring any shares of Series B Stock without the prior written consent of the Company.

Section 6. Wilson Brothers Guarantee. In the event that (i) prior to the termination of the Second Annual Period the Company makes a general assignment for the benefit of the Company's creditors, the filing by or against the Company of a petition in bankruptcy or any petition for relief under the federal or state bankruptcy laws or (ii) if the Company's gross sales for any twelve (12) consecutive month period occurring prior to the termination of the Second Annual Period are less than $2,000,000, Wilson Brothers USA, Inc. ("Wilson") will, within 30 days of such event, execute promissory notes in favor of the Investors in the aggregate principal amount of $250,000 (individually, a "Note" and collectively, the "Notes"). The original principal amount of each Investor's Note will be calculated by multiplying each Investor's pro rata ownership of the outstanding Series B Stock by $250,000. Principal and accrued interest under each of the Notes will be payable quarterly
over 5 years at 8% interest per annum.   The right to receive a Note as
to any Investor will terminate in the event such Investor exercises its Reinvestment Rights or if the Company exercises its Reinvestment Requirement with respect to such Investor.


Section 7. Miscellaneous.

7.1 Governing Law. This Agreement shall be governed by, and construed and interpreted in accordance with the laws of the State of North
Carolina as applied to agreements among North Carolina residents made and to be performed entirely within the State of North Carolina.

7.2 Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

7.3 Entire Agreement. This Agreement constitutes the full and entire understanding and agreement among the parties with regard to the subjects hereof. Nothing in this Agreement, express or implied, is intended to confer upon any party, other than the parties hereto and their successors and assigns, any rights, remedies, obligations or liabilities under or by reason of this Agreement, except as expressly provided herein.

7.4 Severability. Any invalidity, illegality or limitation of the enforceability with respect to any one or more of the provisions of this Agreement, or any part thereof, shall in no way affect or impair the validity, legality or enforceability of this Agreement with respect to any other provision. In case any provision of this Agreement shall be invalid, illegal or unenforceable, it shall to the extent practicable, be modified so as to make it valid, legal and enforceable and to retain as nearly as practicable the intent of the parties, and the validity, legality, and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

7.5 Amendment and Waiver. Except as otherwise expressly provided herein, any term of this Agreement may be amended and the observance of any term of this Agreement may be waived (either generally or in a particular instance, either retroactively or prospectively and either for a specified period of time or indefinitely) with the written consent of the Company, the Investor.

7.6 Delays or Omissions. No delay or omission to exercise any right, power or remedy accruing to the Company, the Investor, or any transferees upon any breach, default or noncompliance of the Investor or any transferee or the Company under this Agreement, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of any similar breach, default or noncompliance thereafter occurring. It is further agreed that any waiver, permit, consent or approval of any kind or character on the part of the Company or the Investor of any breach, default or noncompliance under this Agreement or any waiver on the Company's or the Investors' part of any provisions or conditions of this Agreement must be in writing and shall be effective only to the extent specifically set forth in such writing and that all remedies, either under this Agreement, by law, or otherwise afforded to the Company and the Investor, shall be cumulative and not alternative.

7.7 Notices, etc. All notices and other communications required or permitted hereunder shall be in writing and shall be mailed by certified mail, postage prepaid, or otherwise delivered by hand, by messenger, or by confirmed telecopy to the following addresses or at such other addresses as any party shall have furnished to the others in writing:



BargainBuilder.com, Inc.
5410-M Highway 55
Suite M
Durham, NC  27713
Attn:  President
Phone:    919-806-3888
Fax:      919-806-3999

with a copy to:

            Merrill M. Mason
            Hutchison & Mason PLLC
            3110 Edwards Mill Road, Suite 100
            Raleigh, North Carolina 27612


or at such other address as the Company shall have furnished to the Investor in writing, and if to the Investor, at the address of the Investor specified on Exhibit A hereto, or at such other address as the Investor shall have furnished to the Company in writing.

     Each such notice or other communication shall for all purposes of this Agreement be treated as effective or having been given when delivered if delivered personally, or if sent by telephone upon confirmed receipt, or, if sent by mail, at the earlier of its receipt or seventy-two (72) hours after the same has been deposited in a regularly maintained receptacle for the deposit of the United States mail, addressed and mailed as aforesaid.

7.8 Titles and Subtitles. The titles of the sections and subsections of this Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

7.9 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original but all of which together shall constitute one instrument.

7.10 Dispute Resolution. The parties agree that any dispute or controversy relating to the terms of the Series B Stock shall be settled by arbitration to be held in accordance with the Commercial Rules then in effect of the American Arbitration Association. The decision of the arbitrator shall be final, conclusive and binding on the parties to the arbitration and judgment may be entered on the arbitrator's decision in any court having jurisdiction.


[The remainder of this page intentionally left blank.]









IN WITNESS WHEREOF, the parties have executed this Agreement to be effective as of the date set forth above.

THE COMPANY:

BARGAINBUILDER.COM, INC.


By:__________________________
Its:__________________________



INVESTORS:


By:______________________________
Its: ______________________________







































                                Exhibit A
                              --------------

                                Investors

Name and Address                     Additional Series B Stock
------------------------          --------------------------------


Bodine, T.W. and/or                           112,444
P.L. Bodine, Trustees
of T.W. Bodine
Revocable Trust DTD
c/o Thomas W. Bodine
#14 Huntleigh Manor
St. Louis, MO  63131

Dill, Charles A.                              149,925
807 S. Warson Road
St. Louis, MO  63124

Eaton, Hugh M. III                            149,925
Old Troy Road
Dublin, NH  03444

Epker, Russell L.                              74,963
68 Brays Island Drive
Sheldon, SC 29941

Green, Jr., James Judd                         37,481
309 Pearce Drive
Jamestown, NC  27282

The Johnson/Martin Revocable                   38,000
Trust UTA  c/o Preston L.C.
Johnson and Victoria Martin,
Trustees 1161 Angelo Drive
Beverly Hills, CA  90210

MacNaughton, Malcolm                           37,481
3985 Miramontes Road
Woodside, CA  94062

Mullin, John H., III                           40,000
700 Ridgeway Farm Lane
Brookneal, VA  24528

Peter P. Nitze                                 74,963
610 Fifth Avenue
New York, NY  10020

Smith, Brett                                    5,000
128 Ironwoods Drive
Chapel Hill, NC  27516



Walton, William H., III                       374,813
c/o WHW Investment
Management, LLC
One Independent Drive, Suite 1600
Jacksonville, FL  32202

Woodhaven Biomedical Partners, LP              74,963
c/o Michael H. Monier, VP
Woodhaven Communications, Inc.,
General Partner
115 East 69th Street
New York, NY  10021













































                                EXHIBIT B

                            Use Of Proceeds
                           -----------------

The Company anticipates raising up to $1,000,000 from sale of Series B Stock. These funds will be used as working capital to take advantage of buying opportunities to generate additional sales.
















































Exhibit 10.12
---------------------

Note and Security Agreement
---------------------------------------------------------

$ 800,000.00
---------------------
For value received, and intending to be legally bound, Undersigned, as defined below, promises to pay
Citizens Bank of Pennsylvania
("Bank") or its order at
Pittsburgh, Pennsylvania.
the sum of
Eight Hundred Thousand and 00/100

Dollars ($800,000.00), or such lesser or greater principal amount as may be outstanding from time to time under a discretionary line of credit established by Bank for the benefit of Undersigned, with interest on the outstanding balance from the date of this Note and Security, Agreement ("Note") at the rate(s) ("Contractual Rate(s)") specified herein.

PRINCIPAL SHALL BE PAID ON DEMAND. INTEREST SHALL BE PAID ON THE
DAY OF EACH MONTH COMMENCING ON,                        AND ON
DEMAND, AND SHALL BE CALCULATED AT A RATE PER ANNUM WHICH IS 1.25% ABOVE BANK'S PRIME RATE, SUCH RATE TO CHANGE FROM TIME TO TIME AS OF THE EFFECTIVE DATE OF EACH ANNOUNCED CHANGE IN SUCH PRIME RATE. INTEREST SHALL BE CALCULATED ON THE BASIS OF A 360-DAY YEAR AND
ACTUAL DAYS ELAPSED.   (PRIME RATE SHALL MEAN THE INTEREST RATE PER
ANNUM ANNOUNCED FROM TIME TO TIME BY BANK AS ITS PRIME RATE.   THE
PRIME RATE MAY BE GREATER OR LESS THAN OTHER INITEREST RATES CHARGED BY BANK TO OTHER BORROWERS AND IS NOT SOLELY BASED OR DEPENDENT UPON THE INTEREST RATE WHICH BANK MAY CHARGE ANY PARTICULAR BORROWER OR CLASS OF BORROWERS.)

Upon the occurrence of any Event of Default (as defined below), at Bank's option, interest shall accrue at a rate equal to two percent (2%) per annum above the Contractual Rate(s) specified until the earlier of (a) the date that such Event of Default has been cured,
(b) until and including the date of maturity hereof, or (c) if this
Note is payable on demand, until and including the date for payment in full set forth in any such demand, whichever the case may be.

After maturity, whether by acceleration or otherwise, or if this
Note is payable on demand, after the date for payment in full set forth in any such demand, at Bank's option, interest shall accrue at a rate equal to 2 percent (2%) per annum above the Contractual Rate(s) specified until all sums due hereunder are paid. Interest shall continue to accrue after the entry of judgment by confession or otherwise at the Contractual Rate(s) until all sums due hereunder and/or under the judgment are paid, unless the Contractual Rate(s) is (are) altered by subsequent maturity. This is the Note or one of the Notes referred to in that Loan Agreement dated October 02, 1998 between Undersigned and Bank, as the same may be supplemented from time to time.



If any payment (including without limitation any regularly scheduled payment, balloon payment and final payment) is not paid within 15 days after it is due, Undersigned will pay a late charge as specified below, regardless of whether the payment due consists of principal and interest, principal only or interest only:

%            of the unpaid portion of the payment due
    --------

$
    ------------------

X the greater of $25.00 or % of the unpaid portion of the payment due late payment charge does not apply

Such late charge shall be in addition to any increase made to the Contractual Rate(s) applicable to the outstanding balance hereof as a result of maturity of this Note or otherwise, as well as in addition to any other applicable fees, charges and costs.

Undersigned shall have the right, at its option, to prepay this
Note in whole at any time or in part from time to time. Any such prepayment shall be applied first to any accrued but unpaid interest, secondly to the prepayment charge, if any, discussed below, and lastly to the unpaid installments of principal in the reverse order of their scheduled ' maturities. In the event that any portion of principal of this Note accruing interest at a fixed rate is prepaid for any reason whatsoever, whether by declaration, acceleration, demand or otherwise and whether or not an Event of Default has occurred, a prepayment charge shall be due and payable by Undersigned to Bank, calculated as described in the Prepayment Addendum, if any, which references this Note, from Undersigned to Bank, incorporated herein by reference and made a part hereof. All such prepayments shall be subject to all terms and conditions of any such Prepayment Addendum.

So long as Bank is the holder hereof, Bank's books and records shall be presumed, except in the case of manifest error, to accurately evidence at all times all amounts outstanding under this Note and the date and amount of each advance and payment made pursuant hereto.

The prompt and faithful performance of all of Undersigned's obligations hereunder, including without limitation time of payment, is of the essence of this Note.

Certain terms used in this Note are defined in Section 14 below.

1. Security Interest. Undersigned hereby grants to Bank a security interest in the following property now owned or hereafter acquired by Undersigned:

J.S. (a) all equipment wherever located, including machinery, motor vehicles, furniture and fixtures, and all software embedded in such equipment:

J.S. (b) all inventory (whether held for sale or lease or to be furnished be furnished under contracts of service), raw materials, work in process, and materials used or consumed in the conduct of Undersigned's business, and all software embedded in such inventory, and all books, records, invoices and other documents which describe or evidence the same:

---   (c) all farm products:

J.S. (d) all accounts, contract rights, general intangibles, choses in action, instruments, chattel paper, documents (including all documents of title and warehouse receipts), supporting obligations and all rights to the payment of money, however evidenced or arising:

---   (e) the securities described below, together with all cash, stock or other dividends or distributions paid upon or made in respect of such securities in any form; all securities received in addition to or in exchange for such securities; and all subscription rights incident to such securities; and

J.S. (f) Other; This note and security agreement is secured by a mortgage dated ----------, from -------- Houze Glass Corporation as mortgagor to Citizens Band of Pennsylvania as mortgagee on certain premises located in Fayette County, Pennsylvania, as more fully set forth therein.

---   (g) In addition to the foregoing, Undersigned (1) grants to
Bank a security interest in all accessions, parts, accessories, attachments and appurtenances in any way used with, attached or related to, or installed in, any equipment or inventory constituting "Collateral" hereunder; (2) grants to Bank a security interest in all substitutions, for, renewals of, improvements, replacements and additions to, and the products and proceeds (cash and non-cash) of all property constituting "Collateral" hereunder and any insurance policies relating thereto; (3) grants to Bank a security interest in, lien upon, and right of setoff against, all deposit accounts, credits, securities, moneys or other property of Undersigned which may at any time be in the possession of, delivered to, or owed by Bank, including any proceeds or returned or unearned premiums of insurance, and the proceeds (cash and non-cash) of all the foregoing property; and (4) assigns to Bank all moneys which may become payable to any policy of insurance required to be maintained under this Note, including any returned or unearned premiums.

All such property subject to Bank's security interests described in this Section 1 is referred to herein collectively as the "Collateral." With respect to Section 4 hereunder, the term
"Collateral" shall not include the property described in subsections (g) (3) and (g) (4) of this Section 1.

All security interests in Collateral shall be deemed to arise and be perfected under and governed by the Uniform Commercial Code, except to the extent that such law does not apply to certain types of transactions or Collateral, in which case applicable law shall govern.

2. Obligations Secured. The Collateral shall secure the following obligations ("Obligations") of Undersigned to Bank: (a) all amounts at any time owing or payable under this Note; (b) all costs and expenses incurred by Bank in the collection or enforcement of this Note or the protection of the Collateral; (c) all future advances made by Bank for taxes, levies, insurance, and repairs to or maintenance of the Collateral; and (d) any other indebtedness, liability or obligation of Undersigned to Bank, past, present or future, direct or indirect, absolute or contingent, individual, joint or several, now due or to become due, whether as drawer, maker, endorser, guarantor, surety or otherwise, except that none of the security interests created herein shall secure any obligation incurred by Undersigned which ,S defined as "consumer credit" by Federal Reserve Board Regulation Z, 12 C.F.R. sec 226.1 et seq., and is not exempted from the application of that Regulation.

3. Representations. Undersigned hereby makes the following representations and warranties which shall be true and correct on the date of this Note and shall continue to be true and correct at the time of the creation of any Obligation secured hereby and until the Obligations secured hereby shall have been paid in full: (a) Undersigned's residence and/or Chief Executive Office, as the case may be, is as stated below or as otherwise stated in a subsequent written notice delivered to Bank pursuant to the terms hereof; (b) Undersigned has good and marketable title to the Collateral subject to no security interest, lien or encumbrance, except as indicated to the contrary to Bank in writing prior to the execution of this Note; and (c) if any of the Undersigned is an individual, each such individual is at least 18 years of age and under no legal disability or incapacity.

4. Covenants. Undersigned covenants and agrees that until the Obligations secured hereunder have been paid in full, Undersigned shall: a) use the proceeds of the loan evidenced hereby only for the business purpose(s) specified to the Bank at or prior to the execution hereof; (b) not permit use of the Collateral for any illegal purposes; (c) promptly notify Bank in writing of any change in its or their residence, Chief Executive Office, place of business or state of incorporation or organization; (d) not permit removal of any of the Collateral from county to county or state to state unless Bank has given written consent in advance; (e) maintain at all times good and marketable title to all Collateral, free and clear of any security interest, lien or encumbrance (except as to which Bank may grant its prior written consent pursuant to section 4 (f) below), and defend such title against the claims and demands of all persons; (f) not (1) affix the Collateral or permit the Collateral to be affixed to real estate or to any other goods, (2) lease, mortgage, pledge or encumber the Collateral, (3) permit the Collateral's identity to be lost, (4) permit the Collateral to be levied upon or attached under any legal process, (5) permit or cause any security interest or lien to arise With respect to the Collateral (other than those created in this Note), (6) not impair or take any action contrary to Bank's security interest in the Collateral or (7) except Collateral customarily sold by Undersigned in the ordinary course of business and so sold in such manner for full value, sell, consign, part With possession of, or otherwise dispose of the Collateral or any rights therein, except as Bank may grant its prior specific written consent With respect to acts or events specified in subsections
(1), (2), (5), (6) or (7) hereof; (g) maintain the Collateral in good condition and repair, excepting only reasonable wear and tear; pay and discharge all taxes and other levies on the Collateral, as well as the costs of repair and maintenance thereof; and furnish to Bank upon request documentary proof of payment of such taxes, levies and costs; (h) provide additional collateral at such times and having such value as Bank may request, if Bank shall have reasonable grounds for believing that the value: of the Collateral has become insufficient to secure all Obligations evidenced or secured by this Note; (i) purchase and maintain policies of insurance (including flood insurance) to protect the Collateral or other property against such risks and casualties, and in such amounts, as shall be required by Bank and/or applicable law, which policies shall (1) be in form and substance satisfactory to Bank,
(2) at Bank's option, designate Bank as loss payee and/or as additional insured, and/or contain a lender's loss payable endorsement, and (3) be (or certificates evidencing same shall be) deposited With Bank; (j) provide, upon request, financial or other information, documentation or certifications to Bank (including balance sheets and income statements), all in form and !content satisfactory to Bank; (k) execute, upon demand by Bank, any financing statements or other documents which Bank may deem necessary to perfect or maintain perfection of the security interest(s) created in this Note and pay, upon demand by Bank, (1) all costs and fees pertaining to the filing of any financing, continuation or termination statements, mortgages, satisfaction pieces, judgments and any other: type of document which Bank deems necessary or desirable to be filed with regard to security interests which secure the Obligations evidenced or secured hereby, regardless of whether such security interests were granted by Undersigned, and (2) all costs ,and expenses incurred by Bank in connection With any Collateral securing this Note (including Without limitation all advances made by Bank for taxes, levies, insurance, repairs to or maintenance of the Collateral, appraisal or valuation of the Collateral, and determination and monitoring of flood hazard status), regardless of whether such Collateral is owned by Undersigned; (l) procure, and cause a statement of Bank's security interest to be noted on, any certificate if title issued or required by law to be issued With respect to any motor vehicle constituting part of the Collateral, and cause any such certificate to be delivered to Ban}, Within 10 days from the later of the date of this Note or the date of the issuance of such certificate; (m) pay, upon demand, all amounts incurred by Bank in connection With any action or proceeding taken or commenced by Bank to enforce or collect this Note or protect, insure or realize upon the Collateral, including attorney's fees equal to the lesser of (a) 20% of the above sum and interest then due hereunder, or $500.00, whichever is greater, or (b) the maximum amount permitted by law, and attorney's costs and all costs of legal proceedings; and (n) immediately notify Bank if any of Undersigned's accounts arise out of contracts With the United States or any department, agency or Instrumentality thereof, and execute any instruments and take any steps required by Bank in order that all moneys due and to become due under any such contracts shall be assigned to Bank and notice thereof given to the United States under the Federal Assignment of Claims Act.


5. Environmental Representations, Warranties and Covenants.
In addition to the representations, warranties and covenants set forth in this Note, the Loan Agreement (if any) and any other document executed and delivered in connection With this Note and/or the Loan Agreement, Undersigned hereby represents, warrants, covenants and agrees, on behalf of itself and each of its subsidiaries and affiliates, if any, that: (a) each of them now has and Will continue to have aft Environmental Permits (as hereinafter defined) necessary for the conduct of each of their businesses and operations; (b) each of them conducts and will continue to conduct each of their businesses and operations in material compliance With all applicable Environmental Laws (as hereinafter defined) and Environmental Permits; (c) there does not exist, nor Will any of them permit to exist, any event or condition that requires or is likely to require any of them under any Environmental Law to pay or expend funds by way of fines, judgments, damages, cleanup, remediation or the like in an aggregate amount, the payment of which could reasonably be expected to interfere substantially With normal operations of Undersigned or materially adversely affect the financial condition of Undersigned; (d) Undersigned shall notify Bank, in writing Within five (5) business days, upon becoming aware of any pending or threatened proceeding, suit, investigation, allegation or inquiry regarding any alleged event or condition that, if resolved unfavorably to Undersigned or any of Undersigned's subsidiaries or affiliates, is likely to cause Undersigned or any of its subsidiaries or affiliates under any Environmental Law to pay or expend funds by way of fines, penalties, administrative actions, judgments, damages, cleaning, remediation or the like, or cause Undersigned or any of its subsidiaries or affiliates to pay or expend funds for any third party claims, proceedings, actions or judgments for personal injury or property damage resulting from an event or condition relating to Hazardous Substances (as hereinafter defined) or from a release or threatened release of Hazardous Substances; and (e) Undersigned shall provide at Undersigned's cost, upon request by Bank, certifications, documentation, copies of pleadings and other information regarding the above, all in form and content satisfactory to Bank.

6. Additional Representations. If the Collateral includes inventory and/or accounts, the following shall be applicable: In addition to any representations and warranties set forth elsewhere in this Note, Undersigned hereby makes the following representations and warranties which shall be true and correct on the date hereof and shall continue to be true and correct at the time of any borrowing made hereunder and until the Obligations shall have been paid in full: (a) each account: (1) represents an amount actually owing to Undersigned by the account debtor (less discounts allowed for prompt payment); (2) is valid and enforceable according to its terms Without further performance of any kind; (3) is not evidenced by any instrument or chattel paper unless the original of such instrument or chattel paper has been deposited With Bank; and (4) is not evidenced by any judgment unless such judgment has been assigned of record to Bank; and (b) the locations of all of Undersigned's places of business are as stated elsewhere in this Note, and the inventory and records of the accounts are kept at the places indicated elsewhere in this Note.



7. Additional Covenants. If the Collateral includes Inventory and/or accounts, the following shall be applicable: In addition to the covenants set forth elsewhere in this Note, Undersigned covenants and agrees that until the Obligations shall have been paid in full Undersigned shall: (a) immediately notify Bank in writing in the event that any of the following occurs: (1) any account is or becomes entitled to or eligible for discount for prompt payment; (2) any account debtor has or may have any defense to payment of, or light of setoff, counterclaim, or recoupment against any account; (3) any account represents an amount which is disputed by the account debtor or the payment of which is in any way contingent or conditional; or (4) the desirability, usefulness, or marketability of any of the inventory has been in any way reduced or impaired by reason of physical deterioration, technical obsolescence, or otherwise; (b) keep accurate and complete books and records in accordance with generally accepted accounting principles and, at Undersigned's expense, promptly furnish Bank such information and documents relating to the Collateral at such times and in such form and detail as Bank may request, including without limitation: (1) copies of invoices or other evidence of Undersigned's accounts and schedules showing the aging, identification, reconciliation, and collection thereof; (2) evidence of shipment and receipt of goods and the performance of services or obligations covered by accounts; and (3) reports as to Undersigned's inventory and purchases, sales, damage, or loss thereof; all of the foregoing to be certified by authorized officers or other employees of Undersigned (c) not change any 10catii:Jn listed elsewhere in this Note regarding places of inventory and records of accounts without Bank's prior written consent; (d) at Undersigned's expense, diligently collect the accounts on behalf of Bank until such time as Bank exercises its right to directly collect the accounts, and upon notice from Bank, deliver all proceeds of accounts to Bank forthwith upon receipt, in the original form in which received; (e) immediately upon Bank's request, open a cash collateral account ("Cash Collateral Account") at Bank and deposit therein all cash proceeds of collections on the accounts; (f) immediately upon Bank's request, give the Bank assignments, in form acceptable to Bank, of specific accounts or groups of accounts and specific general intangibles, and immediately repay the amount loaned against any account so assigned to the Bank if the contract with the account debtor is breached, cancelled or terminated; (g) immediately upon Bank's request, furnish Bank with all information received by Undersigned regarding the financial condition of any account debtor, except to the extent prohibited by law; (h) immediately deliver to Bank all instruments, documents or chattel paper representing any of the Collateral and immediately assign of record to Bank any judgment representing any account constituting Collateral; and (i) immediately upon Bank's request, mark its records evidencing its accounts in a manner satisfactory to Bank so as to show which accounts have been assigned to Bank.

8. Events of Default. The occurrence of any of the following shall constitute an "Event of Default" hereunder: (a) default in payment or performance of any of the Obligations evidenced or secured by this Note or any other evidence of liability of Undersigned to Bank; (b) the breach by any Obligor (defined as Undersigned and each surety or guarantor of any of Undersigned's liabilities to Bank, as well as any person or entity granting Bank a security interest in property to secure the Obligations evidenced hereby) of any covenant contained in the Loan Agreement (if any), this Note, or in any separate security, guarantee or suretyship agreement between Bank and any Obligor, the occurrence of any default hereunder or under the terms of any such agreement, or the discovery by Bank of any false or misleading representation made by any Obligor herein or in any such agreement or in al1 other information submitted to Bank by any Obligor; (c) with respect to any Obligor: (1) death or incapacity of any individual or general partner; or (2) dissolution of any Obligor; (d) any assignment for; the benefit of creditors by any Obligor; (e) insolvency of any Obligor; (f) the filing or commencement of any petition, action, case or proceeding, voluntary or involuntary, under any state or; federal law regarding bankruptcy, insolvency, reorganization, receivership or dissolution, including the Bankruptcy Reform Act of 1978, as amended, by or against any Obligor; (g) default under the terms of any lease of or mortgage on the premises where any Collateral is located; (h) garnishment, tax assessment, attachment or taking by governmental authority or other creditor of any Collateral or other property of any Obligor which is in Bank's possession or which constitutes security for any Obligations evidenced or secured hereby; (i) entry of judgment against any Obligor in any court of record; j) the assessment against any Obligor by the Internal Revenue Service or any other federal, state or local taxing authority of unpaid taxes, or the issuance of a levy or the entering of a lien in connection therewith; (k) a determination by Bank, which determination shall be conclusive if made in good faith, that a material adverse change has occurred in the financial or business condition of Undersigned; (l) the maturity of any life insurance policy held as collateral under this Note by reason of the death of the insured or otherwise; (m) the revocation, termination, cancellation, denial of liability, or the attempt of any of the foregoing, by any Obligor of any obligation or liability whatsoever of the Obligor to Bank, including without limitation any security, guarantee or suretyship agreement; or (n) default by Undersigned in the payment of any indebtedness of Undersigned or in the performance of any of Undersigned's obligations (other than indebtedness or obligations evidenced by this Note or any other evidence of liability of Undersigned to
Bank) and such default shall continue for more than any applicable grace period.

9. Acceleration; Remedies. Upon either (i) the occurrence of any Event of Default, or (ii) if this Note is payable on demand, such demand by Bank: (a) all amounts due under this Note, including the unpaid balance of principal and interest hereof, shall become immediately due and payable at the option of Bank, without any demand or notice whatsoever; (b) Undersigned shall, upon demand by Bank, assemble the Collateral and promptly make it available to Bank at any place designated by Bank which is reasonably convenient to both parties; (c) Bank may immediately and without demand exercise any of its rights and remedies granted herein, under applicable law, or which it may otherwise have, against the Undersigned, the Collateral, or otherwise; and (d) Bank may, without notice or process of any sort, peaceably enter any premises where any vehicle constituting a part of the Collateral is located and take possession, retain and dispose of such vehicle and all property located in or upon it. Bank shall have no obligation to return any property not constituting Collateral found in any such vehicle unless Bank actually receives Undersigned's written request therefore specifically describing such property within 72 hours after repossession thereof Notwithstanding any provision to the contrary contained herein, upon the occurrence of an Event of Default as described in Section 8(f) hereof, all amounts due under this Note, including without limitation the unpaid balance of principal and interest hereof, shall become immediately due and payable, without any demand, notice or further action by Bank whatsoever, and an action therefore shall immediately accrue.

10. Bank's Rights. Undersigned hereby authorizes Bank, and Bank shall have the continuing right, at its sole option and discretion, to: (a) do anything which Undersigned is required but fails to do hereunder, and in particular Bank may, if Undersigned fails to do so, (1) insure or take any reasonable steps to protect the Collateral, (2) pay all taxes, levies, expenses and costs arising with respect to the Collateral, or (3} pay any premiums payable on any policy of insurance required to be obtained or maintained hereunder; (b) direct any insurer to make payment of any insurance proceeds, including any returned or unearned premiums, directly to Bank, and apply such moneys to any Obligations or other amounts evidenced or secured hereby in such order or fashion as Bank may elect; (c) inspect the Collateral at any reasonable time; (d) pay any amounts Bank elects to pay or advance hereunder on account of insurance, taxes or other costs fees or charges arising in connection with the Collateral, either directly to the payee of such cost, fee or charge, directly to Undersigned, or to such payee(s) and Undersigned jointly; (e) pay the proceeds of the loan evidenced by this Note to any or all of the Undersigned individually or jointly, or to such other person as any of the Undersigned may direct; (f) add any mounts paid or incurred by Bank under 4(k), Section 4(m), Section 10(a) or Section 10(d) to the principal amount of the indebtedness evidenced by this Note; and
(g) take any action Bank deems necessary to perfect or maintain perfection of any security interest granted to Bank herein, including, without limitation, executing and document on Undersigned's behalf. Any such documents may include, without limitation, records, financing statement and any amendments thereto.

In addition to all rights given to Bank by this Note, Bank shall have all the rights and remedies of a secured party under any applicable law, including without limitation, the Uniform
Commercial Code.

11. Additional Rights of Bank. If the Collateral includes inventory and/or accounts, the following shall be applicable: In addition to Bank's rights set forth elsewhere in this Note, Undersigned hereby authorizes Bank, and Bank shall have the continuing rights at any time, whether or not any Event of Default has occurred hereunder, and at its sole option and discretion, without notice, to: (a) take over and collect any or all of the accounts and to take any other action pursuant to its power of at1torney granted herein; (b) exercise absolute and exclusive dominion and control over all funds deposited in the Cash Collateral Account; apply any funds therein against any Obligations; and charge to any deposit account of Undersigned any item of parent credited to the Cash Collateral Account which is subsequently dishonored; (c) at any reasonable time, through its authorized agents and employees, inspect, audit, and verify the accounts and the inventory, review Undersigned's books and records, and copy or make excerpts from any document; and (d) verify accounts with debtors in the name of Undersigned, Bank or Bank's designee.

12. Miscellaneous Provisions. (a) Undersigned waives protest of all commercial paper at any time held by Bank on which Undersigned is in any way liable, notice of nonpayment at maturity of any and all accounts, and (except where requested hereby) notice of action taken by Bank; and hereby ratifies and confirms whatever Bank may do. Bank shall be entitled to exercise any right notwithstanding any prior exercise, failure to exercise or delay in exercising any such right. (b) Bank shall retain, and Undersigned hereby ratifies, the lien of any judgment entered on account of the indebtedness evidenced hereby (in any financing statement filed in connection with said indebtedness), as well as any security interest previously granted to secure repayment of the indebtedness evidenced hereby, and Undersigned warrants that Undersigned has no defense whatsoever to any action or proceeding that may be brought to enforce or realize on such judgment or security interest. (c) If any provision hereof shall for any reason be held invalid or unenforceable, no other provision shall be affected thereby, and this Note shall be construed as if the invalid or unenforceable provision had never been a part of it. The descriptive headings of this Note are for convenience only and shall not in any way affect the meaning or construction of any provision hereof. (d) The rights and privileges of Bank contained in this Note shall inure to the benefit of its successors and assigns, and the duties of Undersigned shall bind all heirs, personal representatives, successors and assigns. (e) This Note shall in all respects be governed by the laws of the state in which this Note is payable (except to the extent that federal law governs), and all references to the Uniform Commercial Code shall be deemed to refer to the Uniform Commercial Code as enacted in such state from time to time.
(f) Undersigned hereby irrevocably appoints Bank and each holder hereof as Undersigned's attorney-in-fact to endorse Undersigned's name to any draft or check which may be payable to Undersigned in order to collect the proceeds of any insurance or any returned or unearned premiums in respect of any policies of insurance required to be maintained hereunder. Undersigned hereby acknowledges that this appointment of Bank and each holder hereof as attorney-in-fact is irrevocable and is coupled with an interest. (g) Undersigned shall bear the risk of loss of, damage to, or destruction of the Collateral, and Undersigned hereby releases any act or omission on the part of Bank, except for willful misconduct. (h) Copies or reproductions of this document or of financing statement may be filed as a financing statement.

13. Additional Power of Attorney. If the Collateral includes inventory and/or accounts, the following shall be applicable: In addition to any powers of attorney granted to Bank by Undersigned elsewhere in this Note, Undersigned hereby appoints Bank and its officers, employees and agents as its irrevocable, true and lawful attorneys-in-fact with all necessary power and authority to: (a) endorse Undersigned's name on all media of payment delivered to Bank or deposited in the Cash Collateral Account; (b) notify Undersigned's account debtors of the assignment of their debts and direct them to make all payments thereon to Bank; (c) in Bank's name or in the name of Undersigned, demand, sue for, collect, compromise, settle, and give releases from any account; and (d) take such other action as Bank may deem appropriate for any such purpose. Undersigned hereby acknowledges that the appointment of Bank and each holder hereof as attorney-in-fact is irrevocable and is coupled with an interest. In exercising its rights under this section, Bank shall have no liability to Undersigned except for willful misconduct.

14. Definitions. As used herein: (a) "account," "chattel paper," "contract right," "document," "equipment," "farm products," "fixtures," "instrument," and "inventory" have the same respective meanings given to those terms in the Uniform Commercial Code; (b) "general intangibles" has the meaning given to that term in the Uniform Commercial Code, including without limitation, customer lists, books and records (including without limitation, all correspondence, files, tapes, cards, book entries, computer runs, computer programs and other papers and documents, whether in the possession or control of Undersigned or any computer service bureau), rights in franchises and sales contracts, patents, copyrights, trademarks, logos, goodwill, trade names, label designs, royalties, brand names, plans, blueprints, inventions, patterns, trade secrets, licenses, jigs, dies, molds, formulas and payment intangibles and software; (c) "Chief Executive Office" means the place from which the main part of the business operations of an entity is managed; (d) "Environmental Law" means any federal, state or local environmental law, statute, regulation, rule, ordinance, court or administrative order or decree, or private agreement or interpretation, now or hereafter in existence, relating to the manufacture, distribution, labeling, use, handling, collection, storage, treatment, disposal or otherwise of Hazardous Substances, or in any way relating to pollution or protection of the environment or public health; (e) "Environmental Permit" means any federal, state or local permit, license or authorization issued under or in connection with any Environmental Law; (f) "Hazardous Substances" means petroleum and petroleum products, radioactive materials, asbestos, radon, lead containing materials, sewage or any materials or substances defined as or included in the definition of "hazardous wastes," "hazardous substances," "hazardous materials," "toxic substances," "hazardous air pollutants," "toxic pollutants," "pollution," or terms of similar meaning as those terms are used in any Environmental Law: and (g) "Undersigned" refers individually and collectively to all makers of the Note, including in the case of any partnership, all general partners of such partnership individually and collectively, whether
or not such partners sign below.   Undersigned shall each be
jointly and severally bound by the terms hereof, and with respect to any partnership executing this Note, each general partner shall be bound hereby both in such general partner's individual and partnership capacities, and Bank need not first exhaust its recourse against partnership assets before proceeding individually against the general partners.

15. Confession of Judgement. Undersigned hereby empowers the prothonotary or any attorney of any court of record to appear for Undersigned and to confess judgement as often as necessary against Undersigned in favor of the holder hereof, regardless of whether any event of default has occurred, at any time and as of any term, for the above sum plus interest due under the terms hereof and all other amounts due hereunder, together with costs of legal proceedings and attorney's commission equal to the lesser of (a) 20% of the above sum and interest then due hereunder of $500.00, whichever is greater, or (b) the maximum amount permitted by law, with release of all errors. Undersigned waives all laws exempting real or personal property from execution.

Signatures

Witness the due execution hereof under seal.


Attest/Witness:
/s/ Deborah Humphrey
---------------------------

Business Address:
902 South Main Street
Point Marion, PA  15474


Corporation of Other Entity:
Houze Glass Corporation
By: (Signature/Title)
/s/ John Sanford
---------------------------

Locations of inventory:
902 South Main Street
Point Marion, PA  15474

Locations of records concerning the accounts:
902 South Main Street
Point Marion, PA  15474
Supplement to Loan Agreement

Page 1 of 2

The following constitutes the special provisions and/or special covenants and/or modifications referred to in that Loan Agreement dated October 02" 1998(the "Loan Agreement") covering the Borrowings (as that term is defined in the Loan Agreement) of the undersigned (the "Borrower") from Citizens Bank of Pennsylvania ("Bank"). The following shall supersede any special provision or covenant contained in any prior Supplement to Loan Agreement and shall be applicable to all Borrowings in existence on the date hereof or incurred hereafter.

1. The provisions of this Supplement shall, as of the date hereof, be deemed to be fully incorporated by reference in, constitute a part of, and supplement the provisions of, the Loan Agreement, which, except as supplemented hereby, shall continue in full force and effect in accordance with its terms and conditions.
2. Borrower hereby covenants and agrees that, so long as any Borrowings are outstanding, Borrower shall, except as Bank may grant its prior written consent:
A) FURNISH TO BANK WITHIN 90 DAYS AFTER THE END OF EACH FISCAL YEAR OF BORROWER, A STATEMENT OF BORROWER'S PROFIT AND LOSS AND SURPLUS FOR SUCH FISCAL YEAR AND A BALANCE SHEET AS OF THE END OF SUCH FISCAL YEAR, ALL IN REASONABLE DETAIL AND PREPARED ON AN UNAUDITED BASIS. (THE PRECEDING SENTENCE CONSTITUTES A MODIFICATION TO
SECTION 2(A) OF THE LOAN AGREEMENT.)
B) FURNISH TO BANK, WITHIN 45 DAYS AFTER THE END OF EACH QUARTER PERIOD OF EACH FISCAL YEAR OF BORROWER, A STATEMENT OF BORROWER'S PROFIT AND LOSS FOR SUCH PERIOD AND A BALANCE SHEET AS OF THE END OF SUCH PERIOD, ALL IN REASONABLE DETAIL AND PREFARED ON AN UNAUDITED BASIS.
C) FURNISH OR CAUSE TO BE FURNISHED TO BANK, WITHIN 120 DAYS AFTER THE END OF EACH FISCAL YEAR OF GUARANTOR, A FINANCIAL STATEMENT OF GUARANTOR'S PROFIT AND LOSS AND SURPLUS FOR SUCH FISCAL YEAR AND A BALANCE SHEET AS OF THE END OF SUCH FISCAL YEAR, ALL IN REASONABLE DETAIL AND AUDITED BY AN INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT NOT UNSATISFACTORY TO BANK. AS
USED IN THIS PARAGRAPH, "GUARANTOR" (WHETHER ONE OR MORE) SHALL
MEAN:
WILSON BROTHERS USA, INC.
D) FURNISH OR CAUSE TO BE FURNISHED TO BANKAT SUCH TIMES AS ARE REQUESTED BY BANK BUT IN ANY EVENT AT LEAST OOCE DURING EACH TWELVE MONTH PERIOD, A PERSONAL FINANCIAL STATEMENT OF GUARANTOR'S INCOME AND A BALANCE SHEET ALL IN REASONABLE DETAIL AND IN FORM AND CONTENT SATISFACTORY TO BANK IN ITS SOLE DISCRETION. BORROWER AGREES, UPON BANK'S REQUEST TO PROVIDE OR CAUSE TO BE PROVIDED SUCH INFORMATION ON BANK'S FINANCIAL STATEMENT FORMS WHICH SHALL BE COMPLETED IN THEIR ENTIRETY AND SIGNED BY GUARANTOR. AS USED IN THIS PARAGRAPH, "GUARANTOR" (WHETHER ONE OR MORE) SHALL MEAN: JOHN
H. SANFORD.
E) FURNISH OR CAUSE TO BE FURNISIHED TO BANK WITHIN (15) DAYS AFTER THE FILING THEREOF, A TRUE AND CORRECT COPY OF ALL FEDERAL INCOME TAX RETURNS, INCLUDING ALL SCHEDULES AND ATTACHMENTS, FILED BY GUARANTOR WITH THE INTERNAL REVENUE SERVICE. AS USED IN THIS PARAGRAPH, "GUARANTOR" (WHETHER ONE OR MORE) SHALL MEAN: JOHN H. SANFORD.
F) EXCEPT (I) INDEBTEDNESS TO BANK (II) CURRENT INDEBTEDNESS ARISING FROM TRANSACTIONS (OTHER THAN LOANS IN THE ORDINARY COURSE OF BUSINESS, AND (III) INDEBTEDNESS REFLECTED IN THE MOST RECENT FINANCIAL STATEMENT OF BORROWER SUBMITTED TO BANK PRIOR HERETO, NOT INCUR, CREATE, ASSUME OR PERMIT TO EXIST, ANY INDEBTEDNESS OR LIABILITY.
G) OTHER THAN DIVIDENDS PAYABLE SOLELY IN SHARES OF COMMON STOCK, NOT DECLARE OR PAY ANY DIVIDENDS, IN CASH, KIND, SECURITIES OR STOCK (OTHER THAN COMMON STOCK), OR MAKE ANY OTHER DISTRIBUTION TO SHAREHOLDERS AS SUCH DURING ANY FISCAL YEAR.
H) NOT INCUR, CREATE ASSUME OR PERMIT TO EXIST ANY INTERCOMPANY INDEBTEDNESS OR LIABILITY, IN EXCESS AT ANY ONE TIME OUTSTANDING OF $500,000.00.
(I) FURNISH TO BANK ON OR BEFORE THE 15TH DAY OF EACH MONTH,
(I) A LISTING AND AGING OF BORROWER'S ACCOUNTS RECEIVABLE AS OF THE END OF THE PREVIOUS MONTH AND (II) A BORROWING BASE CERTIFICATE IN THE FORM ATTACHED HERETO AS EXHIBIT "A", ALL IN REASONABLE DETAIL, IN FORM AND CONTENT SATISFACTORY TO BANK.


Witness the due execution hereof intending to be legally bound this day of

Attest / Witness:

   /s/Dave Weimer
X----------------------

Business Address:

902 SOUTH MAIN STREET
POINT MARION, PA 15474
(Corporate Seal)

Corporation or Other Entity:
Houze Glass Corporation
By: (Signature / Title

John Sanford
-----------------------















Supplement to Loan Agreement

Page 2 of 2
The following constitutes the special provisions and/or special covenants and/or modifications referred to in that Loan Agreement dated October 02, 1998 (the "Loan Agreement") covering the Borrowings (as that term is defined in the Loan Agreement) of the undersigned (the "Borrower") from Citizens Bank of Pennsylvania ("Bank"). The following shall supersede any special provision or covenant contained ill any prior Supplement to Loan Agreement and shall be applicable to all Borrowings in existence on the date hereof or incurred hereafter.

1. The provisions of this Supplement shall, as of the date hereof, be deemed to be fully incorporated by reference in, constitute a part of, and supplement the provisions of, the Loan Agreement, which, except as supplemented hereby, shall continue in full force and effect in accordance with its terms and conditions.

2. Borrower hereby covenants and agrees that, so long as any Borrowings are outstanding, Borrower shall, except as Bank may grant its prior written consent:

3. NOT PERMIT THE SUM OF THE OUTSTAI~DING PRINCIPAL BALANCE UNDER BORROWER'S LINE OF CREDIT (THE "LINE OF CREDIT") EXTENDED PURSUANT TO THAT CERTAIN NOTE AND SECURITY AGREEMENT DATED, IN THE ORIGIIIAL PRINCIPAL AMOUNT OF $800,000.00, AND ALL RENEWALS AND EXTENSIONS THEREOF, TO EXCEED AN AMOUNT EQUAL TO 80% OF THE OUTSTANDING DOLLAR AMOUNT OF BORROWER' S ELIGIBLE ACCOUNTS (AS DEFINED BELOW).

"ELIGIEILE ACCOUNTS" MEANS ACCOUNTS AGED 90 DAYS OR LESS, CREATED OR ACQUIRED BY BORROWER IN THE ORDINARY COURSE OF BUSINESS WHICH ARE AND AT ALL TIMES CONTINUE TO BE ACCEPTABLE T0 BANK AND IN WHICH BANK HAS A FIRST LIEN SECURITY INTEREST AT ALL TIMES, MINUS ALL INTERCOMPANY ACCOUNTS, GOVERNMENT AGENCY ACCOUNTS, RECEIVABLES DUE FROM BORROWER'S OFFICERS, EMPLOYEES OR SHAREHOLDERS, AND FOREIGN COUNTRY ACCOUNTS. STANDARDS OF ACCEPTABILITY SHALL BE FIXED AND MAY BE REVISED FROM TIME TO TIME SOLELY BY BANK IN ITS EXCLUSIVE JUDGMENT.

BORROWER AGREES AND ACKNOWLEDGES THAT: (I) BANK, AT ITS SOLE DISCRETION MAY LEND ADDITIONAL AMOUNTS TO BORROWER IN EXCESS OF THE LIMITATIONS SET FORTH ABOVE AND MAY, FROM TIME TO TIME UPON 30 DAYS NOTICE, CHANGE THE PERCENTAGE LOAN LIMIT OF ELIGIBLE ACCOUNTS SET FORTH ABOVE;(II) BORROWER'S REQUESTS FOR LOANS SHALL BE IN WRITTING AND IN A FORM SATISFACTORY TO BANK AND SHALL CERTIFY THE THEN CURRENT ELLIGIBLE ACCOUNTS AND ANY CHANGE IN THE INFORMATION CONTAINED IN THE REPORTS REQUIRED TO BE FURNISMED TO BANK; AND
(III) BANK MAY, IN ITS DISCRETION, ACCEPT TELEPHONIC REQUESTS FOR LOANS OR ADVANCES TO BORROWER AND ANY LOAN OR ADVANCE MADE BY BANK IN GOOD FAITH RELIANCE UPON A TELEPHONIC REQUEST SHALL BECOME A VALID DEBT UPON DISBURSEMENT.



IF THE OUTSTANDING PRINCIPAL BALANCE UNDER THE LINE OF CREDIT SHALL AT ANY TIME EXCEED THE LIMIT SET FORTH IN THE FIRST SUBPARAGRAPH OF THIS SUBSECTION, THEN BORROWER SHALLL AT BANK'S OPTION AND UPON BANK'S DEMAND, PAY IMMEDIAIELY TO BANK SUCH EXCESS AMOUNT OR DELIVER IMMEDIATELY TO BANK SUCH ADDITIONAL COLLATERAL SECURITY AS BANK IN ITS SOLE DISCRETION MAY DEEM APPROPRIATE.



Witness the due execution hereof intending to be legally bound this day of

Attest/Witness:

/s/ Dave Weimer
x--------------------

Business Address:

902 SOUTH MAIN STREET
POINT MARION, PA  15474


(Corporate Seal)

Corporation or Other Entity:
Houze Glass Corporation
By: (Signature/Title)

 /s/ John Sanford
x---------------------




























Open-End Mortgage
This Mortgage Secures Future Advances
Pennsylvania Property

This Mortgage is made this       day of     , by and from

HOUZE GLASS CORPORATION

(hereinafter called "Mortgagor") to
Citizens Bank of Pennsylvania
(hereinafter called "Mortgagee"). As used herein, the term
"Mortgagor" refers individually and collectively to all Mortgagors, and all such persons shall be jointly and severally bound by the terms hereof.

Whereas,
HOUZE GLASS CORPORATION

(hereinafter called, individually and collectively, "Borrower") entered into an agreement with Mortgagee evidenced by a note, note and security agreement or other agreement (the "Note") dated which Note states a principal sum or credit limit of Eight Hundred Thousand and 00/100

Dollars ($800,000.00) and evidences Borrower's obligation to repay loans and advances made pursuant to the Note;

NOW THEREFORE, to induce Mortgagee to make loans and advances to or on behalf of Borrower pursuant to the Note, and to secure the payment of all sums due or which may become due under said Note and all other obligations, debts, dues, instruments, liabilities, advances, judgments, damages, losses, claims, contracts and choses in action, of whatever nature and however arising, owed to Mortgagee from any Borrower or Mortgagor, past, present or future, direct or indirect, absolute or contingent, voluntary or involuntary, now due or to become due, and any and all extensions or renewals thereof in whole or in part, whether owed by any Borrower or Mortgagor as drawer, maker, endorser, assignor, guarantor, surety, or otherwise whatsoever, excepting those Obligations (other than the Obligations evidenced by the Note) subject to the disclosure requirements of Federal Reserve Board Regulation Z, 12 C.F.R. sec. 226.1 et seq., (all of such obligations secured hereby, hereinafter called the "Obligation(s)"), as well as to secure Mortgagor's performance under this Mortgage, Mortgagor by these presents intending to be legally bound, does grant, bargain, sell and convey unto Mortgagee, its successors and assigns, all those certain tracts of land situated in BOROUGH OF POINT MARION FAYETTE County, Pennsylvania and more particularly described in Exhibit "A", attached hereto and made a part hereof:

Together With All And Singular, the buildings and improvements, streets, lanes, alleys, passages, ways, waters, water-courses, rights, liberties, privileges, hereditaments and appurtenances whatsoever thereunto belonging, or in any way appertaining and the reversions and remainders, rents, issues and profits thereof (all of which is hereinafter called the "Mortgaged Property");

To Have And To Hold same unto the said Mortgagee, its successors and assigns, Forever.

Provided However, that if the Obligation is paid in full and if Borrower delivers to Mortgagee a written notification of its intention not to borrow additional sums from Mortgagee and thereby releases Motrgagee from its obligation, if any, to make advances to Borrower, then the estate hereby granted shall be discharged.

Mortgagor represents, warrants, covenants and agrees that:

FIRST: This Mortgage and the lien created hereby shall secure not only existing indebtedness, but also future advances made pursuant to the Note (the terms of which are Incorporated herein by reference), and shall continue in full force and effect notwithstanding that from time to time, on or after the date hereof, no indebtedness may be outstanding under the Note; and the Mortgage and said lien shall be discharged only upon the occurrence of the conditions stated above.

SECOND: All furniture and furnishings of every kind and description and all appliances, apparatus and equipment now or hereafter in any building or improvements now or hereafter used for business or commercial purposes and standing on the premises hereinabove granted and all software embedded therein (and all substitutions therefore or additions thereto) are considered to be necessary, indispensable and especially adapted and appropriate to the use and operation of said premises and constitute an integral part of said real estate; and all of the same are hereby conveyed, assigned and pledged, and shall be deemed and treated for all purposes of this instrument as real estate and not as personal property. This Mortgage is also a security agreement under the Pennsylvania Uniform Commercial Code, as amended from time to time, by virtue of which Mortgagor does hereby grant to Mortgagee a security interest in all personal property now owned and hereinafter acquired, including furnishings, accessories, machinery and equipment (and all substitutions therefore and additions thereto), not comprehended by the Pennsylvania Industrial Plant Doctrine, plus all attachments and accessories thereto, and the proceeds (cash and non-cash) of the foregoing. (All items of property granted under this paragraph SECOND shall constitute a part of and are included in the "Mortgaged Property".)

THIRD: Mortgagor will keep and perform all of the covenants and agreements contained herein.

FOURTH: Without prior written consent of Mortgagee, which consent may be withheld for any reason, Mortgagor shall not transfer or change legal or equitable title, ownership or control of all or part of the Mortgaged Property by sale, lease, stock transfer, transfer of partnership share, operation of law or in any other manner, whether voluntarily or involuntarily. It is further understood and agreed that, if Mortgagee consents to any such transfer, Mortgagee may impose as a condition of such consent any condition which Mortgagee, in its sole judgment, deems appropriate.

FIFTH: Mortgagor warrants that it owns fee simple title to the Mortgaged Property free and clear of all liens, claims and encumbrances except as otherwise permitted by Mortgagee in writing, and that it has full right and authority to grant this Mortgage and to perform its obligations hereunder. Mortgagor covenants that the Mortgaged Property shall continue to be held free and clear of all liens, claims and encumbrances except as otherwise expressly permitted by Mortgagee in writing.

SIXTH: Mortgagor will pay when due all taxes, assessments, levies and other charges on or against the Mortgaged Property which may attain priority over the lien of this Mortgage, If Mortgagor fails to do so, Mortgagee at its sole option may elect to pay such taxes, assessments, levies or other charges. At. Mortgagee's request, Mortgagor shall deliver written evidence of all such payments to Mortgagee.

SEVENTH: Mortgagor shall keep the Mortgaged Property in good repair, excepting only reasonable wear and tear. Mortgagor will permit Mortgagee's authorized representatives to enter upon the Mortgaged Property at any reasonable time for the purpose of inspecting the condition of the Mortgaged Property. Without the prior written consent of Mortgagee, Mortgagor will not permit removal or demolition of improvements now or hereafter erected on the Mortgaged Property, nor will Mortgagor permit waste of the Mortgaged Property or alteration of improvements now or hereafter erected on the Mortgaged Property which would adversely affect its market value as determined by Mortgagee.

EIGHTH: In addition to the covenants and agreements made elsewhere in this Mortgage, Mortgagor further covenants and agrees with Mortgagee as follows:

(a) Except as previously disclosed by Mortgagor to Mortgagee in writing, the Mortgaged Property is and will continue to be free of Hazardous Substances (as hereinafter defined), the presence of which Mortgagor is required to report to any federal, state or local agency or entity or the presence of which is prohibited by any Environmental Law (as hereinafter defined);

(b) Except as previously disclosed by Mortgagor to Mor1gagee in writing, the ownership, operation or use of the Mortgaged Property by Mortgagor or Mortgagor's tenant(s), as the case may be, does not require as of the date hereof, nor in the future will require, the handling, storage, location or discharge of Hazardous Substances in, on or under the Mortgaged Property, the presence of which Mortgagor or Mortgagor's tenant(s) is required to report to any federal, state or local agency or entity or the presence of which is prohibited by any Environmental Law;

(c) Mortgagor and Mortgagor's tenant(s), if any, at all times have operated and maintained the Mortgaged Property, and at all times will continue to operate and maintain the Mortgaged Property, in material compliance with all Environmental Laws and Environmental Permits (as hereinafter defined);

(d) Except as previously disclosed by Mortgagor to Mortgagee in writing, no pending or threatened proceeding, suit, investigation, allegation, or inquiry exists regarding any alleged violation of Environmental Laws or Environmental Permits with respect to the Mortgaged Property or of any alleged obligation to cleanup or remediate any Hazardous Substance in, on or under the Mortgaged Property, and Mortgagor shall notify Mortgagee within five (5) business days in writing upon becoming aware hereafter of any such proceeding, suit, investigation, allegation, or inquiry, setting forth the details thereof;

(e) There does not exist, nor will Mortgagor permit to exist, any event or condition on or with respect to the Mortgaged Property that requires or is likely to require Mortgagor under any Environmental Law to pay or expend funds by way of fines, judgments, damages, cleanup, remediation or the like; provided, however, that Mortgagor shall notify Mortgagee promptly in writing upon becoming aware hereafter of any such event or condition; and

(f) Upon request by Mortgagee, Mortgagor shall provide (at
Mortgagor's cost) certifications, documentation, copies of pleadings and other information regarding the above, all in form and content satisfactory to Mortgagee.

NINTH: Mortgagee and its agents and representatives shall have the right at anytime (whether or not any Event of Default in connection with the Obligations has occurred, or if any of the Obligations is payable on demand, whether or not such demand has been made) and at its sole option and discretion, without notice, to enter and visit the Mortgaged Property for the purposes of observing the Mortgaged Property, taking and removing soil or groundwater samples, and conducting tests on any part of the Mortgaged Property, all at the cost of Mortgagor. Mortgagee is under no duty, however, to visit or observe the Mortgaged Property or to conduct tests, and any such acts by Mortgagee shall be solely for the purposes of protecting its security interests and preserving Mortgagee's rights under the Note and other documents executed and delivered in connection with the Note. No site visit, observation, or testing by Mortgagee shall result in a waiver of any default of Mortgagor or impose any liability on Mortgagee. In no event shall any site visit, observation, or testing by Mortgagee be a representation that Hazardous Substances are or are not present in, on, or under the Mortgaged Property, or that there has been or shall be compliance with any Environmental Law. Neither Mortgagor nor any other party is entitled to rely on any site visit, observation, or testing by Mortgagee, nor on any statements, representations, or any other comments made by Mortgagee to Mortgagor or any other party with respect to any Hazardous Substances or any other adverse condition affecting the Mortgaged Property. Mortgagee owes no duty of care to protect Mortgagor or any other party against, or to inform Mortgagor or any other party of, any Hazardous Substances or any other adverse condition affecting the Mortgaged Property. Mortgagee shall not be obligated to disclose to Mortgagor or any other party any report or findings made as a result of, or in connection with, any site visit, observation, or testing by Mortgagee.

TENTH: Mortgagor shall indemnify, defend and hold harmless Mortgagee, its employees, agents, officers and directors from and against any and all claims, demands, penalties, fines, liabilities, settlements, damages, costs and expenses of any kind whatsoever, including but not limited to, attorney fees (including the reasonable estimate of the allocated cost of in-house counsel and staff), all fees of environmental consultants and laboratory costs, arising out of or in any way relating to: (a) the release or threatened release, disposal or existence of any Hazardous Substances, on or affecting the Mortgaged Property; (b) any personal injury (including wrongful death) or property damage (real or personal) arising out of or related to such Hazardous Substances; (c) any lawsuit brought or threatened, settlement reached or governmental order issued relating to Hazardous Substances with respect to the Mortgaged Property; (d) any violation or alleged violation of laws, permits, licenses, orders, regulations, requirements or demands of government authorities or any policies or requirements of Mortgagee, which are based upon or in any way related to Hazardous Substances; or (e) the breach of any warranty, representation or covenant of Mortgagor contained herein or in any related loan document. This indemnity shall survive repayment of any Obligations or any judicial foreclosure, foreclosure by power of sale, deed-in-lieu of foreclosure, or transfer of the Mortgaged Property by Mortgagor or Mortgagee.

The liability covered by these indemnity provisions shall include, but not be limited to, losses sustained by Mortgagee and/or any of its successors and assigns for: (a) amounts owing as Obligations, including diminution in value of the Mortgaged Property, (b) amounts arising out of personal injury or death claims, (c) amounts charged to Mortgagee for any environmental or Hazardous Substances clean up costs and expenses, liens, or other such charges or impositions, (d) payment for reasonable attorney's fees and disbursements, expert witness fees, court costs, environmental tests and design studies, and (e) any other amounts expended by Mortgagee or its successors and assigns in connection with the subject matter of Paragraphs EIGHTH, NINTH and TENTH.

ELEVENTH: Mortgagor shall keep the Mortgaged Property insured against loss by fire, all other hazards contemplated by the term "extended coverage", and such other risks and hazards as Mortgagee shall require, in such amounts as Mortgagee shall require, but never less than the amount required to pay the obligations secured hereby. Mortgagor will purchase flood insurance as and to the extent required by the Mortgagee. The insurer or insurers will be chosen by Mortgagor, subject to approval by Mortgagee; and approval shall not be unreasonably withheld. All insurance policies shall contain loss payable clauses in favor of Mortgagee and shall be cancelable by the insurer only after prior written notice by the Insurer .to Mortgagee. Mortgagor shall deliver written evidence of all such insurance to Mortgagee.

If Mortgagor fails to obtain and keep in force any required insurance or fails to pay the premiums on such insurance, Mortgagee at its sole option may elect to do so. In the event of loss, Mortgagor shall give prompt notice to the insurer and Mortgagee. Mortgagee at its option may elect to make proof of loss if Mortgagor does not do so promptly, and to take any action it deems necessary to preserve Mortgagor's or Mortgagee's rights under any insurance policy. Subject to the rights of the holders of any prior mortgage, insurance proceeds shall be applied to restoration or repair of the Mortgaged Property or to reduction of the Obligations, as Mortgagee may determine in its sole discretion. Mortgagor hereby appoints Mortgagee and its successors and assigns as Mortgagor's attorney'-in-fact to endorse Mortgagor's name to any draft or check which may be payable to Mortgagor in order to collect such insurance proceeds.

TWELFTH: Mortgagor hereby agrees to repay to Mortgagee on demand all sums which Mortgagee has elected to pay under Paragraphs SIXTH and/or ELEVENTH and any costs which Mortgagee has incurred in taking actions permitted by Paragraph NINTH with interest thereon at a per annum rate equal to the Contractual Rate(s) (as that term is defined in the Note), if any; and all such sums, as well as any amounts for which Mortgagor has agreed to indemnify Mortgagee under Paragraph TENTEH shall, together with interest thereon, until repaid to Mortgagee, be part of the Obligations and be secured hereby.

THIRTEENTH: Subject to the rights of the holders of any prior mortgage, Mortgagor hereby assigns to Mortgagee all proceeds of any award in connection with any condemnation or other taking of the Mortgaged Property or any part thereof, or payment for conveyance in lieu of condemnation.

FOURTEENTH: If the Mortgaged Property or any portion thereof consists of a unit in a condominium or a planned unit development, Mortgagor shall perform all of Mortgagor's Obligations under the declaration or covenants creating or governing the condominium or planned unit development, the by-laws, rules and regulations of the condominium or planned unit development, and related documents. If a condominium or planned unit development rider is executed by Mortgagor and recorded with this Mortgage, the covenants and agreements of such rider shall be incorporated herein, as if the rider were a part hereof.

FIFTEENTH: In order to further secure Mortgagee in the event of default in the payment of the Obligations secured hereby, or in the performance by Mortgagor of any of the covenants, conditions, or agreements contained herein, Mortgagor hereby assigns and transfers to Mortgagee, its successors and assigns any and all leases on the Mortgaged Property or any part thereof, now existing or which may hereafter be made at any time, together with any and all rents, issues and profits arising from the Mortgaged Property under said leases or otherwise, without obligation of Mortgagee to perform or discharge any obligation, duty or liability under such leases, but with full authorization to collect all rent under the leases or otherwise and to take possession of and rent the Mortgaged Property. Mortgagor covenants not to accept the payment of any rent paid more than thirty (30) days in advance.

SIXTEENTH: In the event that (a) Borrower and/or Mortgagor fails to pay any Obligation or any portion thereof when due; or (b) Mortgagor breaches any warranty, covenant or agreement contained herein; or (c) any representation or warranty contained herein or otherwise made by any Mortgagor or Borrower in connection with this Mortgage or any of the Obligations proves to be false or misleading; or (d) there occurs an event of default under any agreement evidencing, securing or otherwise executed and delivered by any Borrower and/or Mortgagor in connection with the Obligations or any portion thereof; or (e) there occurs an event of default for non-payment under the terms of any other mortgage or other instrument creating a lien on the Mortgaged Property (whether or not such lien is in favor of Mortgagee); or (f) a holder of any lien encumbering the Mortgaged Property or any portion thereof (whether such lien is junior or superior to the lien of this Mortgage) commences a foreclosure or any other proceeding to execute on such lien; or (g) any Borrower or Mortgagor makes an assignment for the benefit of its creditors, becomes insolvent, or files or has filed against it any petition, action, case or proceeding, voluntary or involuntary, under any state or federal law regarding bankruptcy, insolvency, reorganization, receivership or dissolution, including the Bankruptcy Reform Act of 1978, as amended; or (h) Mortgagor fails to pay when due, any amount owing by Mortgagor pursuant to the terms hereof, then in addition to exercising any rights which Mortgagee may have under the terms of any agreement securing repayment of, or relating to, any portion of the Obligations, or otherwise provided by law, Mortgagee may foreclose upon the Mortgaged Property by appropriate legal proceedings and sell the Mortgaged Property for the collection of the Obligations, together with costs of suit and attorney's commission equal to the lesser of (a) twenty percent (20%) of the total Obligations or five hundred dollars ($500.00), whichever is the larger amount, or (b) the maximum amount permitted by law. Mortgagor hereby forever waives and releases all errors in the said proceedings, waives stay of execution, the right of inquisition and extension of time of payment, agrees to condemnation of any property levied upon by virtue of any such execution and waives all exemptions from levy and sale of any property that now is or hereafter may be exempted bylaw.

SEVENTEENTH: The rights and remedies of Mortgagee as provided herein, or in any other agreement securing repayment of, or relating to, any portion of the Obligations, or otherwise provided by law, shall be cumulative and may be pursued singly, concurrently, or successively in Mortgagee's sole discretion, and may be exercised as often as necessary; and the failure to exercise any such right or remedy shall in no event be construed as a waiver or release of the same.

EIGHTEENTH: As used in this Mortgage: (a) "Environmental Law" means any federal, state or local environmental law, statute, regulation, rule, ordinance, court or administrative order or decree, or private agreement or interpretation, now or hereafter in existence, relating to the use, handling, collection, storage, treatment, disposal or otherwise of Hazardous Substances, or in any way relating to pollution or protection of the environment, including but not limited to: the Clean Air Act, 42 U.S.C.740 et seq.; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, 42 U.S.C. 9601 et seq.; the Federal Water Pollution Control Act, 33 U.S.C. 1251 et seq.; the Hazardous Material Transportation Act, 49 U.S.C. 1801 et seq.; the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C. 136 et seq.; the Resource Conservation and Recovery Act of 1976,

42 U.S.C. 6901 et seq.; the toxic Substances Control Act, 15 U.S.C. 2601 et seq.; Section 1118 of the Residential Lead-Based Paint Hazard Reduction Act of 1992 (Title X); all as amended. (b) "Environmental Permit" means any federal, state or local permit, license or authorization issued under or in connection with any Environmental Law. (c) "Hazardous Substances" includes petroleum and petroleum products, radioactive materials, asbestos or any materials or substances defined as or included in the definition of "hazardous wastes," "hazardous substances," "hazardous materials," "toxic substances," "hazardous air pollutants," and "toxic pollutants," as those terms are used in any Environmental Law, including any state or federal law or local ordinance relating to hazardous substances now or hereafter in existence, and in any regulations promulgated or that may be promulgated thereunder.

NINETEENTH: Mortgagee, without notice to Mortgagor, may deal with the Obligations and any collateral security therefore in such manner as Mortgagee may deem advisable and may accept partial payment for or settle, release, or compromise the Obligations, may substitute or release any collateral security, and may release and discharge from liability any Borrower, all without impairing the estate granted hereby or the obligations of Mortgagor hereunder.

TWENTIETH: The covenants, conditions and agreements contained herein shall bind the heirs, personal representatives, and successors of Mortgagor, and the rights and privileges contained herein shall inure to the successors and assigns of Mortgagee.

TWENTY-FIRST: Mortgagor hereby agrees that all costs of suit and attorney's commission, as described in Paragraph THIRTEENTH, shall be secured hereby.

TWENTY-SECOND: The Obligations secured by this Mortgage include amounts which Mortgagee may have previously advanced or may hereafter advance to Borrower, and it is the intent of Mortgagee and Mortgagor that with respect to all such advances, the lien of this Mortgage shall gain priority as if all such advances were made at the time of execution and delivery of this Mortgage, provided that in no event shall the principal amount secured by this Mortgage exceed the aggregate sum of $800,000.00, and to the extent such advances are made pursuant to a note, note and security agreement, loan agreement, commitment letter or other written agreement, the terms thereof are incorporated herein by reference.

TWENTY -THIRD: The formal and essential validity hereof shall be governed in all respects by the laws of Pennsylvania. If any provision hereof shall for any reason be held invalid or unenforceable, no other provision shall be affected thereby, and this Mortgage shall be construed as if the invalid or unenforceable provision had never been part of it.

TWENTY-FOURTH: If any amount advanced under the Note was used to purchase the Mortgaged Property, then it is intended that this Mortgage be a Purchase Money Mortgage under the provisions of42PA
C.SA. Sec. 8141.

Witness the due execution hereof.

Attest Witness:

 /s/ Deborah Humphrey
x---------------------

Business Address:

902 SOUTH MAIN STREET
POINT MARION, PA 15474

(Corporate Seal)

Corporation or Other Entity:
Houze Glass Corporation
By: (Signature/Title)

 /s/ John Sanford
X-----------------------(seal)


































Certificate of Residence of Mortgage

Citizens Bank of Pennsylvania, Mortgagee within named, hereby certifies that its principal place of business is at:
Business Banking Loan Center
Two Mellon Bank Center, Am. 152-0350
Pittsburgh. PA 15259-0001


Notarization (Corporation, Partnership or Association)

County of Davidson

On the 14th day of December, 2001, before me personally came John Sanford who being duly sworn, did acknowledge to be the President of Houze Glass Corporation, a company, and that John Sanford as such President, being duly authorized to do so, executed the foregoing instrument on behalf of said corporation for the purpose therein contained. In testimony whereof I have here unto subscribed my name.


Notary Public  /s/Deborah Humphrey
My Commission Expires: July 23, 2006





From

HOUZE GLASS CORPORATION

To

Citizens Bank of Pennsylvania





Recorder mail to, and all notices to be mailed or delivered to:

Citizens Bank of Pennsylvania Business Banking Loan Center P.O. Box
3080
Pittsburgh, P A 15230-3080 Attn: Collateral Unit











Exhibit 99.1
---------------------

                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350,
                          AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the three months ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frank J. Zanin, Jr.
-----------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
August 14, 2002


14