Form 10QSB
period 2002-09-30
WILSON BROTHERS USA INC
filed 2002-11-14
CIK 107469

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2002

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

                        24 Gadsden Street, Suite C
                      Charleston, South Carolina 29401
                  (Address of principal executive offices)

Issuer's telephone number:                        (843) 723-8684


                        125 King Street, Suite 204
                      Charleston, South Carolina 29041
                  (Former name, former address and former
                 fiscal year, if changed since last report)


                              10,014,032
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 14, 2002)


                -------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes   No X








                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of September 30, 2002       3
            (unaudited) and December 31, 2001

          b)Consolidated  Statements of Operations for the             5
            Three Months Ended September 30, 2002 and 2001
            (unaudited)and the Nine Months Ended September 30,
            2002 and 2001 (unaudited)

          c)Consolidated Statement of Changes in Stockholders          6
            Equity for the Nine Months Ended September 30, 2002
            (unaudited)

          d)Consolidated Statements of Cash Flows for the Nine Months 7 Ended September 30, 2002 and 2001 (unaudited)

          e)Notes to Financial Statements (unaudited)                  9

   Item 2.  Management's Discussion and Analysis of Financial         18
            Condition and Results of Operations

   Item 3.  Controls and Procedures                                   22

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         22

   Item 2.  Changes in Securities                                     22

   Item 3.  Defaults Upon Senior Securities                           22

   Item 4.  Submission of Matters to a Vote of Securities Holders     23

   Item 5.  Other Information                                         23

   Item 6.  Exhibits and Reports on Form 8-K                          23

   Signatures                                                         24

   Certifications                                                     25








                                 2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,   December 31,
                                                 2002           2001
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      222    $        177
    Receivables, less allowance of
     $261 in 2002 and $195 in 2001                 2,867           1,914
    Inventories                                    3,797           1,476
    Other                                            143             123
                                             ------------   -------------
         Total current assets                      7,029           3,690
                                             ------------   -------------
Goodwill                                             317              73
Trademark                                             61              61
Properties and Equipment, at cost less
  accumulated depreciation of
  of $2,790 in 2002 and $2,586 in 2001             1,483           1,220
Other non-current assets                             154             491
                                              -----------    ------------
                                              $    9,044     $     5,535
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    3,375     $     1,409
    Current portion of notes payable and
      Short-term portion of obligation under
      capital leases                                 131             159
    Trade accounts payable                         2,916           1,197
    Accrued salaries and
     other employee costs                            332             288
    Accrued interest due others                        8              23
    Other current liabilities                        474             415
                                              -----------    ------------
          Total current liabilities                7,236           3,491
                                              -----------    ------------

Notes payable to others                              458             576
Obligations under capital leases                       -             262
Other liabilities                                    215             209
                                              -----------    ------------
                                                     673           1,047
                                              -----------    ------------


Minority Interest in Consolidated Subsidiary         (54)            (54)



                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,014,032 shares in 2002
    and 2001                                         100            100
Capital in excess of par value                    14,839         14,839
Accumulated other comprehensive income                (7)           (23)
Accumulated deficit                              (13,743)       (13,865)
                                                 ---------    ---------
                                                   1,189          1,051
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $ 9,044      $   5,535
                                                 =========    =========


See accompanying notes to consolidated financial statements.

                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             For the Three Months    For the Nine Months
                              Ended September 30,     Ended September 30,
                                2002       2001        2002       2001
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  5,302   $  4,674    $  13,675   $ 12,810

Cost of sales                   3,877      3,404       10,038      9,440
Selling, general and
administrative expenses         1,266      1,064        3,437      3,151
                             --------   --------     --------   --------
                                5,143      4,468       13,475     12,591
                             --------   --------     --------   --------
Income (loss) from operations     159        206          200        219
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 47         57          155        190
  Minority Interest                 -         (1)           -         (9)
  Other, net                      (30)       (45)         (83)      (273)
                             --------   --------     --------    -------
                                   17         11           72        (92)
                             --------   --------     --------    -------
    Income (loss) from
     operations before provision
     for income taxes             142        195          128        311
                             --------   --------      -------    -------
Income tax provision (benefit)      6         55            6         48
        Net income (loss)    $    136   $    140    $     122   $    263
                             ========   ========    =========  ==========
Income (loss) per share
    Basic                    $   0.01   $   0.01     $   0.01   $   0.03
    Diluted                  $   0.01   $   0.01     $   0.01   $   0.03












       See accompanying notes to consolidated financial statements.

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          Lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100  $   14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net Income               -           -         -         122        122
Unrealized Gain(Loss)    -           -        16           -         16
                   -------   ---------   -------   ---------   --------
Balance 9/30/02    $   100  $   14,839   $    (7)  $ (13,743)  $  1,189
                   =======   =========   =======   =========   ========
































    See accompanying notes to consolidated financial statements.

                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)



                                                   For the Nine Months
                                                    Ended September 30,

                                                   2002            2001
                                  (In thousands except per share amounts)


Cash flows from operating activities:
   Net income (loss)                               $   122    $      263
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Minority Interest                                     -            (9)
   Net gain on sale of fixed assets                      -           (58)
   Depreciation and amortization                       208           170
   Provision for losses on accounts receivable          66            33
   Loss on sale of fixed assets                          3             -
   Deferred taxes                                        -           (14)
   Decrease (increase) in receivables               (1,019)         (729)
   Decrease (increase) in inventories               (2,321)         (416)
   Decrease (increase) in other current assets         (20)          (59)
   Decrease (increase) in notes receivable               -           (29)
   Increase (decrease) in accounts payable           1,719           143
   Increase (decrease) in accrued salaries and
      other current liabilities                         82           297
                                                  --------       --------
   Net cash (used in)operating activities           (1,160)         (408)
                                                  --------       --------


Cash flows from investing activities:
   Purchased of fixed assets                          (481)         (457)
   Proceeds from sale of fixed assets                    1           232
   Short-term loan to related party                   (301)            -
   Repayment of short-term loan to related party       301             -
   Purchase of securities, available-for-sale            -            (5)
   Purchase of intangibles in business combination    (293)            -
   Sale of investment in partnership                   420             -
   Investment in partnership                             -          (920)
                                                  --------       --------
   Net cash (used in)investing activities             (353)       (1,150)
                                                  --------       --------

Cash flows from financing activities:
   Repayments of long-term debt                       (455)          (80)
   Proceeds from long-term debt                        332             -
   Repayments of obligations under capital leases     (319)           (9)
   Proceeds from convertible debt issuance               -           100
   Proceeds from stock issuance                          -           375
   Net increase in lines of credit                   2,000             -
   Proceeds from short-term debt                       150         1,019
   Repayments of short-term debt                      (150)         (380)
   Non cash financing activities                         -           345
                                                  --------       --------
   Net cash provided by financing activities         1,558         1,370
                                                  --------       --------
Net increase (decrease) in cash and equivalents	        45          (188)
Cash and equivalents at beginning of period            177           234
                                                  --------       --------
Cash and equivalents at end of period              $   222       $    46
                                                  ========       ========




See accompanying notes to consolidated financial statements
































                                     8
                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation and which are necessary in order to make the financial statements not misleading have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2001.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of September 30, 2002, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. As of September 30, 2002, the Company held a 75%
ownership interest in Houze West LLC ("Houze West").   In addition as of
September 30, 2002, the Company had an 18.54% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method. The Company had transferred all of the operations of LMP and Houze West to Houze as of December 31, 1998.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. TS is a marketing, advertising and promotional company. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet. The Company's principal executive offices are located at 24 Gadsden Street, Suite C, Charleston, SC 29401.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.






                                    9
Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,014,032 and 9,881,945 for September 30, 2002 and September 30, 2001, respectively.


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

 (2)  Federal Income Taxes

The Company's effective tax rate in the third quarter of fiscal 2002 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended September 30, 2002
                               (In thousands)

Income (Loss) before income taxes           $     136
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)               48

Increase resulting from reversal of
    Deferred tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                 (50)

Valuation allowance adjustment                      0

Permanent differences and other                     8

Adjustment of Prior Year Accruals                   0
                                             --------
                                             $      6
                                             ========










                                    10
 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                          September 30,    December 31,
                                              2002            2001
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    3,130        $   1,063
     Work in process                              277              126
     Finished goods                               496              338
                                            ---------         --------
                                           $    4,006        $   1,527
     Reserve                                     (106)             (51)
                                            ---------         --------
                                           $    3,797        $   1,476
                                            =========         ========

(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark. At December 31, 2001 accumulated amortization of the Company's goodwill and trademark was $22,000 and $11,000, respectively. These are tested annually for impairment. No impairment was identified for the nine months ending September 30, 2002.

                                            For the Nine Months Ended
                                          September 30,   September 30,
                                              2002            2001
                                           -----------     -----------
                                                   (In thousands)
     Goodwill amortization                 $      -        $    (3.0)
     Trademark amortization                       -             (1.0)
     Net income                                 122              263


(5)  Short-term Borrowings

As of September 30, 2002, Houze holds a demand line of credit with a maximum availability of $800,000 and had drawn down $615,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on the line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by John Sanford, the Company's President and majority shareholder. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

                                    11
On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. On August 20, 2002 the revolving line of credit was increased from $1,500,000 to $2,500,000. As of September 30, 2002, Numo had drawn down $1,900,000 on this line of credit and the term loan had a balance of $303,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made year to date. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of September 30, 2002, Numo met two of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $385,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

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

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note was payable in three months with interest calculated at 10% per annum. In addition the Company paid a $2,250 loan commitment fee on May 23, 2002 to the outside investor. On May 23, 2002 the note was extended to August 21, 2002. Principal and interest of $3,822 were paid in full on August 23, 2002.






                                    12
On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,000. On April 5, 2002 the line of credit was paid in full.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of September 30, 2002 was $15,000.

On September 16, 2002 the Company borrowed $6,500 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. The note is unsecured and interest will accrue at the prevailing prime rate. The term of the note is three months.

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

On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. The Company raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. On November 10, 2001, the





                                    13
Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance at the quarter ending September 30, 2002 was $468,000. On July 1, 2002 the loan was extended for an additional six months; all other terms remain the same.

ES was formed by three parties, the Company, Employment Solutions Inc,
and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed cash
to ES and Employment Solutions, Inc. contributed its operating business. As of December 31, 2001, the Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002 the
Company loaned $301,000 of the ES sales proceeds, to BB.com. On April 3, 2002, BB.com repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

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


On September 3, 2002, Numo entered into an agreement to purchase the assets of Kerry's Etcetera, a ceramic, glass and plastic decorator.
Under the terms of the agreement, the Company will pay the previous owner, Mr. Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's current borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo is not obligated for any length of time and may discontinue the $7,000 payment for assets at any time. If Numo discontinues these payments, then all assets purchased, which remain at the date of termination, must be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.





                                    14
In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner will not engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement is null and void.


 (6)  Commitments and Contingencies

For the nine months ended September 30, 2002, the Company has income from operations of $0.12 million and the Company had an accumulated deficit of $13.7 million and a consolidated working capital deficit of $0.2 million.

For the nine months ended September 30, 2001, the Company had income from operations of $0.3 million and the Company had an accumulated deficit of $13.1 million and consolidated working capital of $0.4 million.

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

During 2000, Houze West was evicted from property it leased in Nevada. The former landlord has filed a claim against the Company regarding the lease payment due and the Company is defending this claim. The Company believes that any adverse judgment or settlement would not have a material adverse effect on its financial condition or its results of operations. See additional information in note 8 Subsequent Events.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to guarantee that if BB.com files bankruptcy within the (24) months after June 4, 2002 or has cumulative sales less than $2.0 million for any (12) month period occurring prior to the (24) months after June 4, 2002, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.


                                    15
 (7)  Acquisitions, Dispositions and Formations

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

On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc, a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002 the
Company loaned $301,000, of the ES sales proceeds, to BargainBuilder.com, Inc. On April 3, 2002 BargainBuilder.com, Inc. repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

In February 2002, the Company formed Third Solutions, Inc., a South Carolina corporation. TS is a marketing, advertising and promotional company.








                                    16
On September 3, 2002, Numo entered into an agreement to purchase the assets of Kerry's Etcetera, a ceramic, glass and plastic decorator.
Under the terms of the agreement, the Company will pay the previous owner, Mr. Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's current borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo is not obligated for any length of time and may discontinue the $7,000 payment for assets at any time. If Numo discontinues these payments, then all assets purchased, which remain at the date of termination, must be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner will not engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement is null and void.


(8)  Subsequent Events

On November 5, 2002, a verbal agreement was reached regarding the Houze West claim. Under the agreement the Company will pay $50,000 on Dec 16, 2002. Then on each following December 16th the Company will pay $25,000 a year for four consecutive years. Total payments will equal $150,000. All outstanding amounts owed will accrue interest at 7% annually. A letter of credit will be provided for the four $25,000 payments.






















                                    17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2002, Houze holds a demand line of credit with a maximum availability of $800,000 and had drawn down $615,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on the line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.




                                    18
On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. On August 20, 2002 the revolving line of credit was increased from $1,500,000 to $2,500,000. As of September 30, 2002, Numo had drawn down $1,900,000 on this line of credit and the term loan had a balance of $303,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made year to date. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of September 30, 2002, Numo met two of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credits are immediately due and payable. As a result, the full amount, $385,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

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

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in three months with interest calculated at 10% per annum. In addition the Company paid a $2,250 loan commitment fee due May 23, 2002
to the outside investor.   On May 23, 2002 the note was extended to
August 21, 2002. Principal and interest in the amount of $3,822 were paid in full on August 23, 2002.






                                    19
On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months. As of March 31, 2002, the balance on the line of credit was $236,000. On April 5, 2002 the line of credit was paid in full.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of September 30, 2002 was $15,000.

On September 16, 2002 the Company borrowed $6,500 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. The note
is unsecured and interest will accrue at the prevailing prime rate.   The
term of the note is three months.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the twenty-four months after the stock sale or has sales less than $2.0 million for any twelve month period occurring prior to the twenty-four months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The new statement revises the accounting for goodwill and other intangible assets. The Company has implemented the new standard during the first quarter of fiscal year 2002. See note 4 to the financial statements for more information.





                                    20
Subsequent Events

In October of 2002 Numo sold and shipped $3.0 million dollars of product to an existing customer. The financial impact for the Company cannot be estimated at this time because Numo will participate in the customer's
mark-down program.   Therefore, if the customer reduces its selling price
of the product, Numo will be required to reduce its selling price to this customer, thereby absorbing part of the customer's market-down.


Results of Operations

Three Months Ended September 30, 2002 Compared with the Three Months Ended September 30, 2001

Net sales for the third quarter were $5.3 million, an increase of $0.6 million, or 13.4% over the three months ended September 30, 2001. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the third quarter were $4.2 million, an increase of $0.7 million, or 20.0% over the three months ended September 30, 2001. Houze's sales decreased slightly, resulting in a partial offset of Numo's increase.

Gross profit increased $0.2 million, or 12.2% in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase was attributable to the increase in sales at Numo.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.

Nine Months Ended September 30, 2002 Compared with the Nine Months Ended September 30, 2001

Net sales for the nine months ending September 30, 2002 were $13.7 million, an increase of $0.8 million, or 6.8% over the nine months ended September 30, 2001. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the nine months ending September 30, 2002 were $10.5 million, an increase of $1.0 million, or 10.5% over the nine months ended September 30, 2001. Houze's sales declined $0.2 million for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001.

Gross profit increased $.3 million, or 7.9% in the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase was attributable to an increase in Numo's sales partially offset by a decrease in Houze's sales. Numo's sales have a higher gross profit margin.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.



                                    21

Item 3.     Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer (the principal executive officer) believe the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. Other Information

Item 1.  Legal Proceedings   Not Applicable

Item 2.  Changes in Securities  Not Applicable

Item 3.  Defaults Upon Senior Securities

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. On August 20, 2002 the revolving line of credit was increased from $1,500,000 to $2,500,000. As of September 30, 2002, Numo had drawn down $1,900,000 on this line of credit and the term loan had a balance of $303,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made year to date. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of September 30, 2002, Numo met two of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $385,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

                                    22

Item 4.  Submission of Matters to a Vote of Security Holders  Not
Applicable



Item 5.  Other Information   Not Applicable




Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

       10.13 Master Revolving Note and Second Amendment to Credit Agreement between Numo Manufacturing, Inc and Comerica Bank of Texas dated August 20, 2002. *

       10.14 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
                September 03, 2002. *

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


         --------------------
         *  being filed herewith


  (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended September 30, 2002.


















                                    23



                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  November 13, 2002               By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer







































                                    24
CERTIFICATIONS

    I, Frank J. Zanin, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wilson Brothers USA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                    25
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002
      ---------------------


/s/ Frank J. Zanin, Jr.
---------------------------
Frank J. Zanin, Jr.
Chief Executive Officer and
Chief Financial Officer







































                                    26

Exhibit No. Description of Exhibit
----------- -----------------------


     10.13 Master Revolving Note and Second Amendment to Credit Agreement between Numo Manufacturing, Inc and Comerica Bank of Texas dated August 20, 2002. *

     10.14 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
                September 03, 2002. *

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         ------------------------
         *  being filed herewith




































                                    27

Exhibit 10.13
---------------------
TX-00010 (2/01) 017104 000063 DALLAS 1475152.1
MASTER REVOLVING NOTE
Variable Rate-Maturity Date-Obligatory Advances (Business and Commercial Loans Only)
Amount                        $ 2,500,000
Note Date                 August 20, 2002
Maturity Date               March 1, 2004
Tax Identification Number      75-2705149

On the Maturity Date, as stated above, for value received, the undersigned promise(s) to pay to the order of Comerica Bank-Texas("Bank"),at any office of the Bank in the State of Texas, TWO MILLION FIVE HUNDRED THOUSAND Dollars (U.S.) (or that portion of it advanced by the Bank and not repaid as later provided) with interest until maturity, whether by acceleration or otherwise, or until Default, as later defined, at a per annum rate equal to the lesser of (a) the Maximum Rate, as later defined, or (b) the Stated Rate, as later defined and after that at a rate equal to the rate of interest otherwise prevailing under this Note plus three percent (3%) per annum (but in no event in excess of the Maximum Rate.) If on any day the Stated Rate shall exceed the Maximum Rate for that day, the rate of interest applicable to this Note shall be fixed at the Maximum Rate on that day and on each day thereafter until the total amount of interest accrued on the unpaid principal balance of this Note equals the total amount of interest which would have accrued if there had been no Maximum Rate. Interest rate changes will be effective for interest computation purposes as and when the Maximum Rate or the Stated Rate, as applicable, changes. Subject to the limitations hereinbelow set forth, interest shall be calculated on the basis of a 360-day year for the actual number of days the principal is outstanding. The "Stated Rate" shall mean the Bank's "prime rate" which is the annual rate of interest so designated by the Bank and which is changed by the Bank from time to time. Accrued interest on this Note shall be payable on the first day of each month commencing September 1, 2002, until the Maturity Date (set forth above) when all amounts outstanding under this Note shall be due and payable in full. If the frequency of interest payments is not otherwise specified, accrued interest on this Note shall be payable monthly on the first day of each month. If any payment of principal or interest under this Note shall be payable on a day other than a day on which the Bank is open for business, this payment shall be extended to the next succeeding business day and interest shall be payable at the rate specified in this Note during this extension. A late payment charge equal to a reasonable amount not to exceed 5% of each late payment may be charged on any payment not received by the Bank within 10 calendar days after the payment due date, but acceptance of payment of this charge shall not waive any Default under this Note.

The term "Maximum Rate", as used herein, shall mean at the particular time in question the maximum nonusurious rate of interest which, under applicable law, may then be charged on this Note. If such maximum rate of interest changes after the date hereof, the Maximum Rate shall be automatically increased or decreased, as the case may be, without notice to the undersigned from time to time as of the effective date of each change in such maximum rate.

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

The indebtedness evidenced by this Note is in renewal, extension and modification, but not in extinguishment or novation, of the indebtedness evidenced by that certain promissory note dated April 10, 2002 in the original principal amount of $1,500,000 executed by the undersigned payable to the order of the Bank.

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


NUMO MANUFACTURING, INC.      By: /s/Frank Zanin   Its: CFO
OBLIGOR NAME TYPED/PRINTED SIGNATURE OF FRANK J. ZANIN TITLE (if
applicable) VICE PRESIDENT

By:                Its:
SIGNATURE OF TITLE (if applicable)

By:                Its:
SIGNATURE OF TITLE (if applicable)

700 Hickory Tree Road        Mesquite       TX                     75149
Street Address               City           State       Country    Zip
Code


For Bank Use Only                          CCAR#
Loan Officer Initials /s/PLS    Loan Group name   Obligor(s) Name
Loan Officer I.D. No.           Loan Group No.    Obligor #   Note #
Amount











SECOND AMENDMENT TO CREDIT AGREEMENT

THIS SECOND AMENDMENT TO CREDIT AGREEMENT (herein called the "Amendment") made as of August 20, 2002 by and among Numo Manufacturing, Inc., a Texas corporation ("Borrower"), and Comerica Bank Texas ("Bank").

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

"Amendment" means this Second Amendment to Credit Agreement.

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


ARTICLE II.


Amendments to Original Agreement

Section 2.1. Amendment of Current Defined Terms. The definitions of "Revolving Credit Maximum Amount" and "Revolving Credit Note" in Section
1.1 of the Original Agreement are hereby amended in their entirety to read as follows:
" 'Revolving Credit Maximum Amount' shall mean the lesser of (a) $2,500,000, or (b) the maximum amount permitted by an advance formula agreement, if applicable."

" 'Revolving Credit Note' shall mean the Revolving Credit Note dated August 20, 2002 in the maximum original principal amount of $2,500,000 made by Borrower payable to the order of the Bank, as the same may be renewed, extended, modified, increased or restated from time to time."

Section 2.2. Additional Definitions. The following definitions are hereby added to Section 1.1 of the Original Agreement to read as follows:

"<Letter of Credit' shall mean a letter of credit issued by the Bank for the account of an/or upon the application of the borrower in accordance with this Agreement, as such Letter of Credit may be amended, supplemented, extended or confirmed from time to time."

"<Letter of Credit Liabilities' shall mean, at any time and in respect of all Letters of Credit, the sum of (a) the aggregate amount available to be drawn under all such Letters of Credit plus (b) the aggregate unpaid amount of all Reimbursement Obligations then due and payable in respect of previous drawings under such Letters of Credit."

"<Reimbursement Obligations' shall mean, at any time and in respect of all Letters of Credit, the aggregate obligations of the Borrower, then outstanding or which may thereafter arise, to reimburse the Bank for any amount paid or incurred by the Bank in respect of any and all drawings under such Letters of Credit, together with any and all other Indebtedness, obligations and liabilities of any Loan Party to Bank related to such Letters of Credit arising under this Agreement, any Letter of Credit application or any other Loan Document."

Section 2.3. Revolving Loans. The second sentence of the fifth paragraph of Section 2.2 of the Original Agreement is hereby amended in its entirety to read as follows:

"Such fee shall be computed and shall be payable quarterly in arrears as of the end of each of Borrower's fiscal quarters commencing with the fiscal quarter ending December 31, 2002".

Section 2.4. Letters of Credit. The following Section 2.2A is hereby added to the Original Agreement immediately following Section 2.2 to read as follows:

"2.2A Letters of Credit. Subject to the terms and conditions of this Agreement and the other Loan Documents, the Bank shall, upon request from Borrower from time to time prior to the Revolving Credit Maturity Date, issue one or more Letters of Credit. The Letter of Credit Liabilities shall not exceed $250,000; and the sum of (a) the outstanding principal balance of all Revolving Loans plus (b) the Letter of Credit Liabilities shall not exceed the Revolving Credit Maximum Amount. Letters of Credit may be issued as commercial or standby letters of credit solely for working capital needs and other general corporate purposes of Borrower. Each Letter of Credit issued pursuant to this Agreement shall be in a minimum amount of $20,000.00. No Letter of Credit shall have a stated expiration date later than the earlier of (a) the date which is 180 days after the date such letter of credit is issued and (b) the Revolving Credit Maturity Date.
Borrower shall give the Bank written notice requesting each issuance of a Letter of Credit hereunder not less than three (3) business days prior to the requested issuance date and shall furnish such additional information regarding such transaction as Bank may request. The issuance by Bank of each Letter of Credit shall, in addition to the conditions precedent set forth elsewhere in this Agreement, be subject to the conditions precedent that (i) such Letter of Credit shall be in form and substance satisfactory to Bank, (ii) Borrower shall have executed and delivered such applications and other instruments and agreements relating to such Letter of Credit as Bank shall have requested and are not inconsistent with the terms of this Agreement (iii) each of the statements in Section
2.2 (d) above are true as of the date of issuance of such Letter of Credit with respect to issuance of such Letter of Credit (as opposed to making a Revolving Loan), and the submission of an application for issuance of a Letter of Credit shall constitute a representation, warranty and certification of Borrower to that effect, and (iv) no Letter of Credit may be issued if after giving effect thereto, the sum of the aggregate outstanding principal balance of all Revolving Loans plus the Letter of Credit Liabilities would exceed the Revolving Credit Maximum Amount. With respect to the issuance or renewal of each Letter of Credit, Borrower shall pay to Bank such letter of credit fees and other expenses customarily charged by Bank in connection with the issuance or renewals of letters of credit.

Borrower shall be irrevocably and unconditionally obligated forthwith to reimburse Bank for any amount paid by Bank upon any drawing under any Letter of Credit, without presentment, demand, protest or other formalities of any kind, all of which are hereby waived. Unless Borrower shall elect to otherwise satisfy such Reimbursement Obligation, such reimbursement shall, subject to satisfaction of any conditions provided herein for the making of Revolving Loans and to the Revolving Credit Maximum Amount, automatically be made by advancing to Borrower a Revolving Loan in the amount of such Reimbursement Obligation."

Section 2.5. Conditions Precedent. The phrase at the beginning of Section
2.7 of the Original Agreement, which currently reads:

"The obligation of the Bank to make any loan under or pursuant to this Agreement shall be subject to the following conditions precedent:"

is hereby amended to read as follows:

"The obligation of the Bank to issue any Letter of Credit or to make any loan under or pursuant to this Agreement shall be subject to the following conditions precedent:"


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

(c) The execution and delivery by Borrower of this Amendment and the other Amendment Documents, the performance by Borrower of its obligations hereunder and thereunder and the consummation of the transactions contemplated hereby and thereby do not and will not conflict with any provision of law, statute, rule or regulation or of the articles of incorporation and bylaws of Borrower, or of any material agreement, judgment, license, order or permit applicable to or binding upon Borrower, or result in the creation of any lien, charge or encumbrance upon any assets or properties of Borrower. Except for those which have been obtained, no consent, approval, authorization or order of any court or governmental authority or third party is required in connection with the execution and delivery by Borrower of this Amendment and the other Amendment Documents or to consummate the transactions contemplated hereby and thereby.

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

[THE REMAINDER OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK.]
IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.


NUMO MANUFACTURING, INC.
By: /s/ Frank Zanin
-----------------------
Frank J. Zanin
Vice President

COMERICA BANK TEXAS
By:/s/ Paul L. Strange
-----------------------
Paul L. Strange
Senior Vice President


EXHIBIT A


RENEWAL NOTE























Second Amendment

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


WILSON BROTHERS USA, INC.


By: /s/ Frank Zanin
------------------------
Name: Frank Zanin
Title: CEO and CFO

THE STATE OF SOUTH CAROLINA)
                           )
COUNTY OF CHARLESTON       )


This instrument was acknowledged before me on August 20, 2002, by Frank Zanin, CEO and CFO of WILSON BROTHERS USA,
INC., an Illinois corporation, on behalf of said corporation.


/s/ Kearnan K. Tomlinson
-------------------------
Notary Public, State of South Carolina

Kearnan K. Tomlinson
(Printed name)


My Commission Expires:
2/25/07



Notary Stamp
South Carolina







ASSET PURCHASE AGREEMENT

Between

NUMO MANUFACTURING, INC.,

and

KERRY F. TURNER, d/b/a
KERRY'S ETCETERA


Dated as of September 3, 2002













































                      ASSET PURCHASE AGREEMENT

     This Asset Purchase Agreement (the "Agreement"), dated as of the 3rd day of September, 2002, is between KERRY F. TURNER, a Texas resident, doing business as KERRY'S ETCETERA, a sole proprietorship (the "Seller"), and NUMO MANUFACTURING, INC., a Texas corporation (the "Purchaser"),

                             WITNESSETH:

     WHEREAS, the Seller owns and operates a specialty advertising business that engages in the decoration and sale of glass, ceramic and plastic items and related activities in Dallas, Texas (the "Business"); and

     WHEREAS, the Seller desires to transfer, sell, convey, and deliver, (collectively, "Transfer") to the Purchaser, and the Purchaser desires to acquire and accept from the Seller, certain assets of Seller relating to Seller's Business, upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, for and in consideration of, mutual covenants and agreements contained herein, and intending to be legally bound hereby, the parties hereto hereby agree as follows:

ARTICLE I

DEFINITIONS

1.1 Defined Terms. The following terms, as used in this Agreement, shall have the following meanings:

"Accounts Receivable" shall mean accounts, receivables, promissory notes and other indebtedness owed to Seller in connection with the Business.

"Action" shall mean any action, claim, proceeding, suit or investigation, or any appeal therefrom.

"Accrued Vacation Pay" shall mean all accrued vacation pay as of the Closing Date of each of Seller's employees as provided in Seller's related Employee Benefit Plan.

"Approval" shall mean any approval, authorization, consent, franchise, or order of or by, or filing with, any Governmental Authority or other Person.

"Assumed Contracts" shall mean those Contracts, if any, expressly assumed by Purchaser at Closing as shown on Schedule 1.1(a).

"Business Day" shall mean any day that is not a Saturday, Sunday, or legal or banking holiday in Texas.

"CERCLA" shall mean the Comprehensive Environmental Response,
Compensation, and Liability Act, 42 U.S.C. 9601 et seq., as amended, including any rules and regulations promulgated thereunder or in connection therewith.

"Closing" shall mean the consummation of the transactions contemplated by this Agreement.

"Closing Date" shall mean September 3, 2002 or as soon thereafter as the conditions to Closing shall have been fully satisfied or waived by the appropriate party or parties hereto.

"Code" shall mean the Internal Revenue Code of 1986, as amended, and shall include all of the rules and regulations promulgated thereunder.

"Contracts" shall mean the contracts, personal property leases and other agreements of the Seller relating to the Business and which will be assigned to and assumed by the Purchaser, as identified on Schedule 1.2.

"Damages" shall mean any fine, penalty, claim, loss, deficiency, Liability, cost or expense (including, without limitation, reasonable attorneys' and accountants' fees, costs and expenses) or environmental assessment, monitoring or remediation expense, diminution in property value, or damage of any kind or nature whatsoever.

"Employee Benefit Plan" shall mean any employee benefit plan, arrangement, policy or commitment (including an employee benefit plan within the meaning ascribed to such term in Section 3(3) or ERISA) including, without limitation, any employment, consulting or deferred compensation agreement, executive compensation, bonus, incentive, pension, profit-sharing, savings, retirement, stock option, stock purchase or severance pay plan, any life, health, disability, accident or insurance plan or any holiday, vacation or other employee practice, policy or benefit.

"Equipment" shall mean all fixtures, machinery, and equipment, owned by Seller and used in the Business.

"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended, and the regulations promulgated in connection therewith.

"Excluded Liabilities" shall have the meaning ascribed to such term in
Section 2.3 hereof.

"GAAP" shall mean generally accepted accounting principles in the United States, consistently applied.

"Governmental Authority" shall mean any foreign, federal, state, local or other governmental, administrative or regulatory authority, body, agency, court, tribunal or similar entity.

"Hazardous Substance" shall have the meaning ascribed to such term in
Section 5.9(a) hereof.

"Inventory" or "Inventories" shall mean all the Seller's merchandise.

"IRS" shall mean the Internal Revenue Service.

"Knowledge" shall mean (i) the actual knowledge, after due inquiry and investigation, of any of Seller's officers, directors or store managers and (ii) the existence of facts, events, occurrences or matters with respect to which any of the persons referred to above should reasonably be expected to have knowledge in the ordinary conduct of his duties.

"Law" shall mean any Federal, state, local or foreign law, statute, rule, regulation, ordinance, standard, policy, requirement, administrative ruling, order or process (including, without limitation, any zoning or land use law or ordinance, building code or environmental law, any securities, blue sky, civil rights or occupational health and safety law or regulation, and any law or regulation relating to the distribution or sale of food products, beer, wine, cigarettes, gasoline or other motor fuel) and any court or arbitrator's order or process.

"Lease" shall mean the lease from the Seller to the Purchaser of the Real Property.

"Liabilities" shall mean any debt, liability, commitment or obligation of any kind, character or nature whatsoever, whether known or unknown, secured or unsecured, accrued, fixed, absolute, contingent or otherwise, and whether due or to become due.

"License" shall mean any permit or license issued by a Governmental Authority and necessary or required for the operation of the Business.

"Liens" shall mean any lien, statutory lien (including, without limitation, any lien, restriction or right arising under the Texas Uniform Commercial Code, pledge, mortgage, security interest, charge, encumbrance, easement, right of way, assessment (pending or confirmed), covenant, claim, restriction, right, option, conditional sale or other title retention agreement, warrant or equity of any kind or nature encumbering the Transferred Assets and more particularly described in
Schedule 1.1(b).

"OSHA" shall mean the Occupational Safety and Health Act of 1970, as amended.

"Person" shall mean any individual, partnership, corporation, limited liability company, association, business trust, joint venture, governmental entity, business entity or other entity of any kind or nature.

"Purchaser" shall mean Numo Manufacturing, Inc., a Texas corporation.

"Real Property" shall mean the real property owned by Seller and described on Schedule 1.3.

"Seller Debt" shall mean all indebtedness of Seller to third parties incurred in connection with the conduct of the Business and more particularly described on Schedule 2.4.

"Supplies" shall mean non-Inventory items, which are used in the operation or maintenance of the Business.

"Tax" shall mean any foreign, federal, state or local income, gross receipts, license, severance, occupation, premium, environmental (including taxes under Code Section 59A), customs, duties, profits, disability, registration, alternative or add-on minimum, estimated, withholding, payroll, employment, unemployment insurance, social security (or similar), excise, sales, use, value-added, occupancy, franchise, real property, personal property, gas, petroleum marketing, business and occupation, mercantile, windfall profits, capital stock, stamp, transfer, workmen's compensation or other tax, fee or imposition of any kind whatsoever, including any interest, penalties, addition, assessments or deferred liability with respect thereto, whether disputed or not.

"Tax Return" shall mean any return, report, notice, declaration, claim for refund, estimate, election or information statement or return relating to any Tax, including any schedules or attachments thereto and any amendments thereof.

"Transaction Documents" shall mean this Agreement, the Seller Lease, all agreements, instruments, certificates and other documents executed and/or delivered in connection this Agreement.

"Transfer" shall mean any sale, transfer, conveyance, assignment, delivery or other disposition.

"Transferred Assets" shall have the meaning ascribed to such term in
Section 2.1 hereof.

1.2 Additional Definitions. In addition to the foregoing defined terms, other capitalized terms appearing in this Agreement shall have the respective meanings ascribed to such terms where they first appear in the text of this Agreement.

ARTICLE II

PURCHASE AND SALE OF ASSETS AND ASSUMPTION OF LIABILITIES; PURCHASE PRICE

2.1 Purchase and Sale of Assets. Subject to the terms and conditions of this Agreement, at the Closing the Seller shall Transfer to the Purchaser, and the Purchaser shall acquire and accept from the Seller, all of the Seller's right, title and interest in, to and under all of the furniture, fixtures, equipment, inventory and other assets, used or located at the Business and relating to the Business subject to Liens. Such Transferred Assets shall include, without limitation, the following:

 (a) the Equipment;

 (b) the Inventory;

 (c) the Supplies;

 (d) Accounts Receivable;

 (e) all computer hardware and computer software documentation (subject to applicable license agreements) utilized in the Business;

 (f) Assumed Contracts, if any;

 (g) the name "Kerry's Etcetera," all variations thereof, related trademark and trade name registrations, and the goodwill associated therewith and with the Business;

 (h) the website www.kerrysetc.com and related web pages;

 (i) all books and records of the Business, including, but not limited to customer lists, sales records, and promotional materials;

 (j) any deposit returned to Seller from Seller's current factoring arrangement with respect to its accounts receivable; and

 (k) all transferable Licenses.

2.2 Assumption of Liabilities. Subject to the terms and conditions of this Agreement, at the Closing the Purchaser shall assume and agree to pay, perform and discharge when due only the Liabilities, if any, under the Assumed Contracts.

2.3 Excluded Liabilities. The Purchaser shall neither assume nor have any liability for any, and the Seller shall remain fully liable for, and shall pay, perform and discharge, all Liabilities of the Seller or the Business arising out of any act or omission occurring or state of facts existing prior to and, to the extent not related to the Business, at or after the Closing (collectively, the "Excluded Liabilities").

2.4 Consideration. In consideration for the Transferred Assets, Purchaser shall pay on Seller's behalf, the sum of $7,000 per month to be applied to the repayment of the Seller Debt listed in Schedule 1.1 (b). Such amount may be either paid to Seller or directly to creditors of Seller, as Purchaser may elect. Seller authorizes and consents to Purchaser negotiating directly with Seller's creditors with regard to payment of the Seller Debt. Purchaser may discontinue such payments at any time in Purchaser's sole discretion, and in the event Purchaser elects to discontinue such payment prior to the satisfaction of the Seller Debt, Purchaser shall reconvey, without warranty, any of the Transferred Assets in Purchaser's possession at such time to Seller.

2.5 Employees. After the Closing occurs, the Purchaser shall be free to hire such persons, whether or not employees of the Seller or the Business, on such terms and conditions of employment as the Purchaser shall determine in the exercise of its sole discretion, and nothing in this Agreement shall establish any enforceable rights, legal or equitable, in any Person other than the parties hereto, including, without limitation, any employee of the Seller or the Business or any beneficiary of such employee. Any claim, including any claim for benefits, asserted by or on behalf of any Person with respect to such Person's employment by the Purchaser shall be governed solely by applicable employment policies and employee benefit plans, if any, which the Purchaser may adopt after the Closing, as construed in accordance with applicable Federal and state law. Schedule 2.5 provides a true and complete list (including names, titles, job descriptions, compensation, date of hire, and full vs. part-time status) of all employees of the Business as of the date indicated. The Seller shall be liable for, and shall pay, all wages, salaries, payroll taxes and employee benefits, including without limitation, Accrued Vacation Pay, due, owing or accrued for all employees of the Business through the Closing Date. In particular, Seller shall provide and continue to provide all continuation coverage under its, or its Affiliates', group health plans required by ERISA, the Code and applicable Law for (i) Seller's employees who terminate employment with Seller before the Closing Date and
(ii) Seller's employees who terminate employment with Seller as of the Closing Date and whom Purchaser does not immediately employ; provided, however, that if Seller or its Affiliates do not continue to maintain a group health plan after the Closing Date, and Purchaser is required by ERISA, the Code or applicable Law to provide continuation coverage under its group health plans to any of such Seller's employees, Seller shall indemnify Purchaser for any costs, claims or liabilities incurred by Purchaser in connection with its providing such coverage. All claims incurred or liabilities asserted under Seller's Employee Benefit Plans shall be the responsibility of Seller, and Purchaser shall not have any liability with respect to such claims or liabilities.

2.6 Real Property Lease. Seller agrees to lease to Purchaser the Real Property, effective as of the Closing. Purchaser shall pay as monthly rent an amount equal to the monthly payment of principal and interest due under the indebtedness secured by a mortgage or deed of trust encumbering the Real Property. True and accurate copies of the documents governing such indebtedness have been delivered to Purchaser. Purchaser agrees to pay ad valorem taxes owed in connection with the Real Property for tax years 2001 and 2002, and Purchaser shall be responsible for the payment of ad valorem taxes with respect to the Real Property during the term of the Lease. The Lease shall be on a month-to-month basis and Purchaser shall no obligation with respect to the Real Property except as expressly provided herein. Purchaser shall not modify the real estate improvements located on the Real Property except with Seller's consent, which shall not be unreasonably withheld. Seller shall maintain replacement value casualty insurance on the Real Property during the term of such lease, with the premiums for such insurance to be paid by Purchaser, and Purchaser shall maintain general liability insurance and casualty insurance with respect to the personal property of Purchaser maintained on the Real Property.

ARTICLE III

THE CLOSING

3.1 Time and Place of Closing. The Closing shall take place at 10:00 a.m. on the Closing Date at the offices of Smith, Anderson, Blount, Dorsett, Mitchell & Jernigan, L.L.P., 2500 First Union Capitol Center, Raleigh, North Carolina, or at such other time as may be mutually agreed upon by the parties hereto.

3.2 Instruments of Transfer. At the Closing, the Seller shall deliver to the Purchaser bills of sale, assignments, and other good and sufficient instruments of Transfer, in form and substance reasonably satisfactory to the Purchaser and its counsel, as shall be effective to vest in the Purchaser all of the Seller's right, title and interest in, to and under the Transferred Assets. In addition, the Seller and the Purchaser shall execute and deliver the Lease with respect to the Real Property.

3.3 Transfer of Website. Seller agrees to execute and deliver to Purchaser within thirty (30) days of the Closing all documentation required with connection of the transfer of the website www.kerrysetc.com and related web pages to Purchaser.

3.4 Further Assurances. In addition to the actions, documents and instruments specifically required to be taken or delivered by this Agreement, at the Closing or from time to time thereafter, and without further consideration, the parties hereto shall take such other actions, and execute and deliver such other documents and instruments, as the other party or parties hereto or their respective counsel may reasonably request in order to effectuate and perfect the transactions contemplated by this Agreement.

ARTICLE IV

TERMINATION

4.1 Pre-Closing Termination. This Agreement may be terminated at any time prior to the Closing:

 (a)   for any reason by the Purchaser;

 (b)   by the Seller upon written consent from the Purchaser.

4.2   Post-Closing Termination.  The Purchaser may terminate this
Agreement for any reason after the Closing Date.

ARTICLE V

REPRESENTATIONS AND WARRANTIES OF THE SELLER

     The Seller hereby represents and warrants to the Purchaser as follows:

5.1 Power and Authority. The Seller has all requisite power and authority to enter into and deliver this Agreement his obligations hereunder and consummate the transactions contemplated hereby.

5.2 No Actions. There is no Action pending or, to the knowledge of Seller, threatened, against it, which could, if adversely determined, have a material adverse effect on any of the Transferred Assets of the Business or the transactions contemplated hereby and thereby. Schedule
5.2 hereto sets forth a true and complete list and description of all Actions pending or, to the knowledge of Seller, threatened, against the Seller.

5.3 Compliance with Laws and Orders. The Seller has complied in all material respects with all Laws applicable to it and to the operation of the Business, (b) the Seller has not been charged with or, threatened with any charge concerning or under any investigation with respect to any violation of any provision of any Law applicable to or affecting Seller, the Business, and (c) the Seller is not in violation of or in default under, and no event has occurred which, with the lapse of time or the giving of notice or both, could result in the violation of or default under, the terms of any judgment, decree, order, injunction or writ of any court or other Governmental Authority applicable to Seller, any of its assets or the Business.

5.4 Financial Statements. Seller has delivered to Purchaser unaudited interim financial statements for the eight (8) months ended August, 2002. Said financial statements are true and correct in all material respects and fairly present the financial condition of Seller for the periods indicated and the results of the operations of Seller for said periods, in conformity with generally accepted accounting principles applied on a basis consistent with prior periods.

5.5 Title to Transferred Assets. Except with respect to the Liens, the Seller has good legal title to all of the Transferred Assets and Real Property, free and clear of any pledge, mortgage or security interest of any kind whatsoever;

5.6 Inventory. The Inventories are in good and merchantable condition and constitute a customary and normal supply and product mix, consistent with Seller's past practice, of saleable Inventory currently sold at normal prices in the ordinary course of business of the Business.

5.7 Insurance. The Seller currently has in effect policies of fire, liability, and worker's compensation insurance, which provide coverage for the Business. The Insurance Policies are, and will remain, in full force and effect through the Closing Date. There is no notice of or basis for any modification, suspension, termination or cancellation of any Insurance Policy.

5.8   Employment Law Matters.

 (a) With respect to the Business, to Seller's Knowledge (i) the Seller is in compliance with all applicable Laws respecting employment, employment practices, terms and conditions of employment, wages and hours and the employment of aliens or similar immigration matters except where such non-compliance would not have a material adverse effect on the Business or the transactions contemplated by this Agreement or the other Transaction Documents; and (ii) the Seller is not engaged in any unfair labor practice.

 (b) There is no strike, labor dispute, slowdown or work stoppage pending or, to the Knowledge of the Seller, threatened, against or affecting the Business.

 (c) None of the current employees of the Business is represented by a labor union, and, to the Seller's Knowledge, no petition has been filed or proceedings instituted by any employee or group of employees of the Business with any labor relations board seeking recognition of a bargaining representative at any time. There are no controversies or disputes (including any union grievances or arbitration proceedings) pending or, to the Knowledge of the Seller, threatened, between the Seller and any of the employees of the Business (or any union or other representative of such employees), except for such controversies and disputes which do not and will not, individually or in the aggregate, have a material adverse effect on the Business.

5.9   Environmental Matters.

 (a) For purposes of this Section 5.9, "Hazardous Substance" means any of the following: (i)a "hazardous substance" as defined in 42 U.S.C.
Section 9601(14), as amended from time to time, and all rules, regulations and orders promulgated thereunder as in effect from time to time, (ii) a "hazardous waste," as defined in 42 U.S.C. Section 6903(5), as amended from time to time, and all rules, regulations and orders promulgated thereunder as in effect from time to time, (iii) if not included in (i) or (ii) above, "hazardous waste constituents" as defined in 40 C.F.R. Section 260.10, including, without limitation, those listed in Appendix VII and VIII of Subpart D of 40 C.F.R. Section 261, as amended from time to time, and all rules, regulations and orders promulgated thereunder as in effect from time to time, (iv) "source," "special nuclear" or "by-product material," as defined in 42 U.S.C. Sections 3011, et seq., as amended from time to time, and all rules, regulations and orders promulgated thereunder as in effect from time to time, and (v) any other waste, substance or material, the generation, transportation, treatment, storage, release, or disposal of which is regulated under or by applicable Laws.

 (b) Except as set forth in Schedule 5.9, the Seller and the Real Property are in compliance in all material respects with all applicable Laws relating to Hazardous Substances in respect of the Business. The operations of the Business do not violate, and since commencement of operations of the Business has not violated, any Law relating to the generation, storage, processing, utilization, labeling, transportation, treatment, disposal, release, discharge, emission or other disposition of Hazardous Substances.

5.10 Equipment, Etc. Schedule 5.10 hereto contains a true and complete list of all computer equipment, Business Equipment, furniture and other tangible personal property and assets owned by the Seller and included in the definition of Transferred Assets.

5.11 Tax Matters. Purchaser shall not have any liability for payment or otherwise with respect to any Taxes arising out of the Transfer contemplated by this Agreement, or attributable to or affecting the Transferred Assets or the conduct of the Business through the Closing Date; provided, however, Purchaser shall pay the 2001 and 2002 ad valorem taxes on the Real Property as provided in Section 2.6 hereof. There does not exist and will not exist any liability for Taxes that may be asserted by any taxing authority against the Transferred Assets arising out of the Transfer contemplated by this Agreement, or the conduct of the Business through the Closing Date for which Purchaser will have any liability for payment or otherwise, and no Lien or other encumbrance for such Taxes has or will attach to the Transferred Assets.

5.12 Finders or Brokers. The Seller has not employed any investment banker, broker, finder or intermediary in connection with the transactions contemplated hereby who is entitled to any fee or commission in connection with the execution or delivery of this Agreement.

5.13 Disclosure of Material Facts. To the Knowledge of the Seller, no provision of this Agreement, any of the other Transaction Documents, or any document delivered to the Purchaser in connection with the transactions contemplated hereby or thereby contains or will contain at Closing any untrue statement of a material fact with respect to the Seller, the Business, the Plant or the Transferred Assets or omits or will omit at Closing to state a material fact with respect to the Seller, the Business, the Plant or the Transferred Assets necessary in order to make the statements herein or therein not misleading.

5.14   Employee Benefit Plans.

 (a) Schedule 5.14 lists all Employee Benefit Plans participated in or maintained by Seller or with respect to which Seller has made contributions or has or in the future could have any liability. For purposes of this Section 5.14, Seller includes any other entity or business that is treated as a single employer with Seller pursuant to
Section 414(b), (c), (m) or (o) of the Code. Seller has made available to Buyer true, correct and complete copies of all such written Employee Benefit Plans and descriptions of any such unwritten Employee Benefit Plans.

 (b) With respect to each Employee Benefit Plan, no event has occurred, and there exists no condition or set of circumstances in connection therewith, for which Seller could be subject to any liability under ERISA, the Code or any other applicable Law, except liability for benefit claims and funding obligations payable in the ordinary course. Each Employee Benefit Plan is in compliance with, and has been administered in all respect consistent with, its terms, ERISA, the Code, and other applicable Law, including, but not limited to, all applicable reporting and disclosure requirements. No prohibited transaction within the meaning of Section 406 of ERISA or Section 4975 of the Code, or breach of any fiduciary duty under Title I of ERISA, has occurred with respect to any Employee Benefit Plan and no civil or criminal action is pending or, to Seller's Knowledge, threatened against any Employee Benefit Plan. Seller has timely filed or caused to be timely filed with the Internal Revenue Service all applicable annual reports for each Employee Benefit Plan for all years and periods for which such annual reports were required through the Closing Date.

 (c)   Each Employee Benefit Plan that is intended to qualify under
Section 401(a) of the Code so qualifies and its related trust is exempt from taxation under Section 501(a) of the Code. Seller has never maintained, sponsored, contributed to, participated in or had any liability with respect to (i) any Employee Benefit Plan subject to Title IV of ERISA or Section 412 of the Code, (ii) any multiemployer plan as defined under Sections 3(37) or 4001(a)(31) of ERISA or Section 414(f) of the Code, (iii) any Employee Benefit Plan that promises or provides retiree medical or other welfare benefits to any person, except as required by ERISA, the Code or other applicable Law, including, but not limited to, the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, (iv) any multiemployer plan within the meaning of Section 413(c) of the Code or Sections 4063, 4064 or 4066 of ERISA or (v) any multiemployer welfare arrangement as defined in Section 3(40) of ERISA.

The consummation of the transactions contemplated by this Agreement will not (i) entitle any current or former employee of Seller to severance pay, unemployment compensation, Accrued Vacation Pay, or any similar payment for which Purchaser could be liable, (ii) accelerate the time of payment or vesting or increase the amount of any compensation to or in respect of any current or former employee of Seller for which Purchaser could be liable or (iii) result in or satisfy any condition to the payment of compensation to any current or former employee of Seller for which Purchaser could be liable that would, in combination with any other payment, result in an "excess parachute payment" within the meaning of
Section 280G of the Code.

5.15 Trademarks. Schedule 5.15 sets forth a complete list of all material trademarks, tradenames, product identifiers and/or trade dresses of any type whatsoever that are presently used in the Business, other than such items that identify products or services of third parties that are sold by Seller in the ordinary course of business (the "Trademarks"), and all licenses that it has with respect to any intellectual property of a third party used in the Business (other than shrink-wrap software licenses) and indicates each Trademark that is registered in the name of Seller on the Principal Register of the United States Patent and Trademark Office or in any State. To the Knowledge of the Seller, there is no infringement of the Trademarks by others. To the Knowledge of the Seller, the use of the Trademarks in the Business (as the Business is now being conducted) does not result in any infringement of the rights of others. The Seller is the sole and legal owner of the Trademarks and there is no claim by any other person that such other person is the legal owner of such Trademarks. The Seller has not granted any license or right to use any Trademark to any other person.

5.16 Inventory. Schedule 5.16 hereto contains a true and complete list of all Inventory owned by the Seller.

ARTICLE VI

CONDITIONS PRECEDENT TO THE OBLIGATIONS OF THE PURCHASER

     Each and every obligation of the Purchaser under this Agreement to be performed at or before the Closing shall be subject to the satisfaction, at the Closing, of each of the following conditions:

6.1 Representations and Warranties True. The representations and warranties of the Seller contained in this Agreement shall be true and correct as of the date of this Agreement and as of the Closing Date with the same effect as if made on and as of the Closing Date.

6.2 Performance. The Seller shall have performed and complied in all material respects with all agreements, covenants, obligations and conditions required by this Agreement or any of the other Transaction Documents to be performed or complied with by it at or prior to the Closing.

6.3 No Adverse Changes. No material adverse change shall have occurred in the Business since the date of this Agreement.

6.5 Deliveries. The Seller shall have also delivered to the Purchaser, at or prior to the Closing, the following:

 (a)   the instruments of Transfer referred to in Section 3.2 hereof;

 (b)   the Lease.

ARTICLE VII

CERTAIN POST-CLOSING COVENANTS

7.1 Noncompetition. For a period of three (3) years from and after the Closing, and provided that Purchaser is either (i) continuing to pay the monthly consideration provided in Section 2.4 or (ii) the Seller Debt has been repaid in full, Seller shall not engage, directly or indirectly, in the operation of, or own or have any interest of any kind, in any business which directly competes with the Business within:

 (a)   Dallas, Texas;

 (b)   any county the Business is located;
 (c) any county in which the Business is located and any county contiguous thereto;

 (d)   Texas; and

 (e)   the United States.

Notwithstanding the foregoing, in the event Purchaser terminates Seller's employment with Purchaser, Seller shall have the right to engage in a business or occupation which competes with Purchaser's glass and ceramic products lines without regard to the noncompetition covenant in this
Section 7.1 .

7.2 Responsibility for Environmental Matters. With regard to any assessment or remediation required by Law or third party claims as to any leaks, releases, spills or discharges of hazardous materials which occurred prior to Closing the parties, the Seller shall be and remain solely responsible for such assessment, remediation or claim.

7.3 Specific Performance; Injunctive Relief. Each of the parties hereto acknowledges and understands that any breach or threatened breach by it of Section 7.1 hereof will cause irreparable injury to the non-breaching party and its Affiliates and that money damages will not provide an adequate remedy therefor. Accordingly, in the event of any such breach or threatened breach, the non-breaching party shall have the right and remedy (in addition to any others available at law or in equity) to have the provisions of Section 7.1 hereof specifically enforced by, and to seek injunctive relief and other equitable remedies in, any court having competent jurisdiction.

ARTICLE VIII

MISCELLANEOUS

8.1 Indemnification. Seller shall indemnify and hold Purchaser, its successors and assigns, and its representatives, harmless from any and all damages, claims, expenses, and liabilities, including attorneys' fees, arising from or relating to the operation of the Business prior to the Closing and for Seller's failure to comply with any applicable statutes regarding bulk transfers. Purchaser shall indemnify and hold harmless Seller, his heirs, successors and assigns and representatives, from any and all damages, claims, expenses and liabilities, including attorneys' fees, arising from the operation of the Business after the Closing Date. This provision shall expressly survive the Closing Date for a period of one (1) year.

8.2 Fees and Expenses. Except as otherwise expressly provided in this Agreement, each of the parties hereto shall bear and pay all fees, costs and expenses incurred by it in connection with the origin, preparation, negotiation, execution and delivery of this Agreement, the other Transaction Documents and the transactions contemplated hereby or thereby (whether or not such transactions are consummated), including, without limitation, any fees, expenses or commissions of its attorneys, accountants and other representatives.

8.3   Notices.

 (a) All notices, requests, demands and other communications required or permitted under this Agreement shall be in writing (including facsimile, telegraphic, telex or cable communication) and mailed, faxed, telegraphed, telexed, cabled or delivered:

(i)     If to the Seller, to:

Kerry F. Turner
4213 Mint Way
Dallas, Texas  75237
Facsimile No.:  [214-330-7412]

(ii)    If to Purchaser, to:

Numo Manufacturing Inc.
700 Hickory Tree Road
Mesquite, Texas 75149
Attention:  Chief Financial Officer

with a copy to:

Smith, Anderson, Blount, Dorsett,
   Mitchell & Jernigan, L.L.P.
2500 First Union Capitol Center
Post Office Box 2611
Raleigh, North Carolina  27602-2611
Facsimile No.: 919-821-6800
Attention:  Byron B. Kirkland, Esq.

 (b) All notices and other communications required or permitted under this Agreement which are addressed as provided in this Section 8.3 (i) if delivered personally against proper receipt or by confirmed facsimile or telex, shall be effective upon delivery and (ii) if delivered (A) by certified or registered mail with postage prepaid, (B) by Federal Express or similar courier service with courier fees paid by the sender or (C) by telegraph or cable, shall be effective two (2) business days following the date when mailed, couriered, telegraphed or cabled, as the case may be. The parties hereto may from time to time change their respective addresses for the purpose of notices to that party by a similar notice specifying a new address, but no such change shall be deemed to have been given until it is actually received by the party sought to be charged with its contents.

8.4 Amendment; Waiver. Neither this Agreement, nor any of the terms or provisions hereof, may be amended, modified, supplemented or waived except by a written instrument signed by all of the parties hereto.

8.5 Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of North Carolina, without giving effect to the conflicts of laws principles thereof, or of any other jurisdictions.

8.6 Entire Agreement. This Agreement, together with the schedules and exhibits hereto, constitutes the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior understandings, agreements and arrangements, both oral and written, between the parties with respect to the subject matter hereof.

8.7 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which, when taken together, shall constitute one and the same instrument.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.



/s/ Kerry Turner
--------------------------------------
KERRY F. TURNER, d/b/a KERRY'S ETCETERA


NUMO MANUFACTURING, INC.

By: /s/ Mike Hicks
-------------------------------
Print Name: Michael Hicks
Title:President

































Exhibit 99.1

                         Wilson Brothers USA, Inc.
                        Certification Pursuant To
                         18 U.S.C. Section 1350,
                          As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Frank J. Zanin, Jr.
------------------------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
November 13, 2002






14