Form 10KSB
period 2002-12-31
WILSON BROTHERS USA INC
filed 2003-03-28
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002
                       Commission File Number 1-3329

                        WILSON BROTHERS USA, INC.
             (Name of small business issuer in its charter)

         Illinois                               36-1971260
   -------------------                      ------------------
(State or other jurisdiction of      (IRS Employer Identification number)
 incorporation or organization)

                      24 Gadsden Street, Suite C
                   Charleston, South Carolina 29401
            (Current Address of principal executive offices)
                              (Zip Code)

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   X
                                                 -------
                            $20,598,000
         (Issuer's net revenues for its most recent fiscal year)

                             $1,728,000
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Common Stock was sold as of March 20, 2003.

                             10,021,532
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of March 26, 2003)
Transitional Small Business Disclosure Format (Check One)    Yes  X  No
                                                         ----    ----
                       WILSON BROTHERS USA, INC.

                      Form 10-KSB Annual Report

INDEX
-----


PART I                                                             Page
   Item  1  Description of Business.                                 2
   Item  2  Description of Property.                                 9
   Item  3  Legal Proceedings.                                       9
   Item  4  Submission of Matters to a Vote of
             Security Holders.                                       9

PART II
   Item  5  Market for Common Equity and Related Stockholder
             Matters.                                                9
   Item  6  Management's Discussion and Analysis or Plan of
             Operation.                                             10
   Item  7  Financial Statements.                                   16
   Item  8  Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                   51

PART III
   Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
             Exchange Act.                                          51
   Item 10  Executive Compensation.                                 53
   Item 11  Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.        53
   Item 12  Certain Relationships and Related Transactions.         55
   Item 13  Exhibits and Reports on Form 8-K.                       56
   Item 14  Controls and Procedures.                                58






















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


Item 1.     Description of Business.

General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of December 31, 2002, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West LLC ("Houze West"). In
December of 2002 Houze West was dissolved.   The Company had transferred
all of the operations of LMP and Houze West to Houze as of December 31, 1998. In addition as of December 31, 2002, the Company had a 17.92% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method.







                                    2
     Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through a retail outlet located in Campobello, South Carolina. The Company's principal executive offices are located at 24 Gadsden Street, Suite C, Charleston, SC 29401.


Bargain Building Products, LLC Transactions

     On February 18, 1998, the Company formed a new subsidiary, Surplus Salvage Supply, LLC, a Texas limited-liability company to sell surplus building supplies. During 1998, Surplus Salvage Supply, LLC changed its name to Bargain Building Products, LLC ("BBP"). On February 26, 1998, BBP purchased inventory and other assets of B.J.'s Warehouse, a Texas company. The purchase price was $150,000, of which $125,000 was paid in cash, and the balance was payable in the form of a promissory note in the amount of $25,000, over 24 months with interest calculated at 8% per annum. In 1998, the Company capitalized BBP in the amount of $77,000, and made a demand loan to BBP in the amount of $49,000. To finance the capitalization and loan to BBP the Company borrowed $140,000, including $60,000 from Combahee Partners, L.P., a limited partnership of which John Sanford is the general partner, and $40,000 from Counter Culture Coffee, a wholesale coffee company of which Brett Smith, a member of the Company's Board of Directors is the principal owner. These loans were payable on demand.

     On April 1, 1999 BBP and an unrelated entity, Super Surplus, Inc., formed Bargain Building Products, Inc. ("BBP, Inc.") in which BBP owned a 90% interest. BBP transferred its assets and liabilities to BBP, Inc. No gain or loss was recorded on the transaction. On September 30, 1999 BBP was dissolved and its 90% interest in BBP, Inc. was transferred to the Company.

     On October 29, 1999 BB.com was formed by the Company and other parties, including Board member, Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting. Due to the issuance of stock by BB.com from 2000 to 2002, the Company's investment in BB.com was diluted from 41% in 1999 to approximately 17.92% in 2002.



                                    3

Employment Solutions, LLC Transaction

     On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. Mr. Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the remainder. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance as of December 31, 2002 was $468,000. On each of July 1, 2002 and January 6, 2003, the loan was extended for an additional six months; all other terms remain the same. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share.

     ES was formed by three parties, the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business.

     On March 4, 2002, the Company sold its 17.04% interest in ES to Employment Solutions, Inc for $420,000. The loss from this sale of $500,000 was previously recognized in 2001. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002, the
Company loaned $301,000 of the ES sales proceeds, to BB.com. On April 3, 2002, BB.com repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.

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



                                    4

Kerry's Etcetera Transaction

     On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator in Dallas, Texas. Under the terms of the agreement, the Company is paying the previous owner, Mr. Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's current borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo, at its sole discretion, may discontinue the $7,000 monthly payment for the Kerry's Etcetera assets at any time. If Numo discontinues these payments, then all assets purchased, which remain in Numo's possession at the date of termination, must be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

     In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void.


Business

     The Company is a holding company whose significant business is conducted through its wholly owned subsidiaries, Numo Manufacturing, Inc. and Houze Glass Company. Both subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 2002, the Company also had a 17.92% interest in BargainBuilder.com, Inc., which operates in the building products business.

     As of December 31, 2002, the Company had approximately 230 employees of which 43 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union under a contract, which expires in April 2003. The
Company is currently under negotiation with Union.   A failure to renew
the contract could have a material adverse effect on the Company. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.





                                    5
     Except as described below, intangibles, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow supplemented by credit facilities with Citizens Bank of Pennsylvania (formerly Mellon Bank) and Comerica Bank of Texas. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. Wal-Mart Stores, Inc. (Wal-Mart), accounting for approximately 13% of 2002 sales, was the only customer that accounted for more than 10% of the Company's consolidated revenues in 2002.

     Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At December 31, 2002 and 2001, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment. No impairment was identified for the year ended December 31, 2002.

     Numo entered into a non-compete agreement pursuant to the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $6,000 for the year ended December 31, 2002.

     The Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Since this asset stems from multiple years, the amortization period varies depending on the year it was created. The asset will be amortized for 4 to 12 years, beginning in fiscal year 2003.

      For purposes of this discussion, the Company's principal operating segment is the decoration of glass, ceramic, plastic, acrylic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators which represented 100% of the Company's sales in 2002, 2001, and 2000 and 100% of the Company's total assets in 2002, 2001 and 2000. Sales are primarily made through sales representatives and are generally for the
advertising specialties, premiums, souvenirs and retail trade.    In 2002
and 2001, sales were also made directly to retail customers, such as Wal-Mart. Retail customers sell generically imprinted items in traditional retail settings. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources. Competing with the Company in the specialty advertising products business are companies such as Norwood Promotional Products, Admanco Inc., and Bemrose USA that are dominant in this industry. The Company believes that it can compete on the basis of its competitive pricing, the quality of its products and its service and expertise in the advertising specialty market.





                                    6
     Through certain acquisitions, management has expanded the Company's decorative products to include a large variety of custom imprinted glass, plastic, foam and ceramic beverage ware, Igloo plastic products, vinyl and cloth beverage coolers and bags, and notepads. Additionally, the Company has expanded its traditional decorating processes that principally included direct screening multiple colors onto glassware and ceramic mugs. The Company's imprinting processes now include direct embroidery for bags, debossing and hot stamping for vinyl products, and four color process sublimation for selected ceramic and steel mugs, tote bags, mouse pads and foam beverage ware. During the year ended December 31, 2002, gross sales from glass and ceramic beverage ware were $4.1 million, from plastic products were $.4 million, from foam products were $13.2 million, from vinyl and cloth products were $1.6 million and from miscellaneous sales were $1.2 million.

     The Company incorporates the use of "special effects" processes in certain of its decorating applications. The "magic" process is a thermal chromatic process whereby ceramic pigment is activated by either high or low temperatures. This allows for a visual change in the product to reveal an advertisement or artistic effect, making images appear and/or disappear when a hot or cold beverage is added. The Company offers the "magic" process as an option for most ceramic and glass beverage ware. This process is now available through other manufacturers in the United States. Consequently, competition in this market area is increasing. Other "special effects" processes include the use of iridescent colors, and "see-vue" decorating, which enables a message or decorative imprint to be seen on the inside of a glassware product through the design of a clear opening on the opposite side of the glass.

     The Company purchases much of its raw material supplies of ceramic, glass and foam items from several principal suppliers. Management believes that such raw materials are readily available from other sources at competitive prices.

     The Company enters into licensing agreements with customers who permit it to imprint specific logos or designs directly on products.

     Certain of the Company's inventory, such as ceramic mugs, might be imported, and therefore, the Company maintains inventories in those items to cover needs for 45 to 60 days at a minimum. If a shortfall occurs, inventory can be supplemented with items purchased from distributors located in the United States.

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





                                    7
Subsequent Events

     On September 16, 2002 and December 11, 2002, the Company borrowed respectively, $6,500 and $50,000 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. The notes were unsecured and interest accrued at the prevailing prime rate. On January 20, 2003, both loans were repaid in full.

     On February 24, 2000, the Company borrowed $130,000 from a related party, Mr. John H. Sanford's mother, in order to purchase equipment for Numo. In connection with the loan, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The loan and the issuance of the warrants were approved by the board of directors and the loan was paid in full in 2000. On February 20, 2003, Mr. Sanford's mother exercised the warrants and 7,500 shares of the Company's common stock were issued to her in March 2003.

     On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. Mr. Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the remainder. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. The principal balance as of December 31, 2002 was $468,000. On each of July 1, 2002 and January 6, 2003, the loan was extended for an additional six months; all other terms remain the same. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes, which converted along with $2,496 in accrued interest into 93,179 shares of Common Stock at $1.10 per share.

     During the last quarter of 2002, the Company had material sales to a single customer, Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it purchased. The Company will be required to refund Wal-Mart $1,292,000 from these sales and plans to finance this refund by selling the inventory, obtaining financing from a bank, and/or negotiating an extended payment plan with Wal-Mart. The Company is currently conferring with Wal-Mart to determine and finalize the actual amount of merchandise returned. At December 31, 2002, the Company recorded $365,000 in deferred gross profit related to the Wal-Mart sales to reserve for this refund. At December 31, 2002, the Company had $391,000 in accounts receivable related to Wal-Mart sales.

     On March 1, 2003, the Company instituted a 401(k) plan for all eligible employees. Contributions to the plan are at the discretion of management.
                                   8
Item 2.     Description of Property.

     Operations of Houze occupy a facility it owns in Point Marion, Pennsylvania that has approximately 175,000 square feet of manufacturing and office space on a 16-acre site. Houze's land, manufacturing and office space are mortgaged in conjunction with Houze's credit facility with Citizens Bank. The operations of Numo occupy four facilities in Dallas, Texas and the surrounding local area under lease agreements, which have approximately 124,000 combined square feet of manufacturing and office space. Such facilities are substantially utilized. The Company believes that its facilities are adequate for its operations and that suitable additional facilities will be available when needed.

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

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

     Wilson Brothers USA, Inc. is reported both on the National Quotation Bureau and the Over the Counter Bulletin Board under the symbol WLBR. As of March 4, 2003, there were 2,844 record holders of stock, excluding beneficial owners of Common Stock whose shares are held in nominee or street name by brokers.

     The high and low bid information from the National Quotation Bureau for each quarter within the last two fiscal years is shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   Common Shares
                                   --------------
                             High                Low
                            ------              -----
1st Quarter, 2001              1.05              .10
2nd Quarter, 2001              1.00              .30
3rd Quarter, 2001               .70              .30
4th Quarter, 2001               .50              .29

1st Quarter, 2002              1.30              .31
2nd Quarter, 2002               .50              .38
3rd Quarter, 2002               .38              .25
4th Quarter, 2002               .88              .38

     The Company's transfer agent is American Stock Transfer and Trust
Company.

                                    9
     The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. The Company paid no dividends in 2002, 2001, or 2000. The Company has no present plan for the payment of any dividends. The Company will retain earnings, if any, to finance expansion of business and for general corporate purposes. The declaration and payment of any dividends on the Common Stock will be at the discretion of the Board of Directors and will depend on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors considered relevant by the Board.

Recent Issuance of Unregistered Securities

     On February 20, 2003, Mr. John H. Sanford's mother exercised warrants to purchase up to 7,500 share of the Company's common stock for an exercise price of $0.25 per share and 7,500 share of the Company's common stock were issued to her in March of 2003. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 6     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.

     The following discussion and analysis of financial condition and results of operations pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

Trends

     The Company continues to face significant competition, particularly in its core business, which consists principally of the decoration of items, which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of whom are larger companies with far greater resources, the Company has continually increased its marketing efforts to retail distributors and holders of licensed products. In addition to the Company's marketing efforts, the Company has broadened its product line through acquisitions of products or the licensing of products. Finally, the Company continues to make significant improvements to customer service in response to the higher level of service demanded by its customers.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operations, short term financing from our lines of credit and short term
loans from third parties.   The Company principally uses its cash to
finance inventory and accounts receivable.







                                    10
     The Company's consolidated cash and cash equivalents were $447,000 at December 31, 2002 compared to $177,000 at December 31, 2001, a $270,000 or 153% increase. During this period, cash and cash equivalents increased primarily due to an increase in net income, an increase in accounts payable and other current liabilities, the sale of ES, and an increase in borrowings.

     Cash flow used in operating activities was $287,000 in fiscal 2002
compared to $31,000 in fiscal 2001.   The increase from year to year was
primarily due to an increase in receivables. Days in receivables increased to 52 in 2002 from 41 in 2001. In addition inventory increased from $1,476,000 to $2,351,000 as a result of an increase in product lines from 2001 to 2002.

     Cash flow provided by (used in) investing activities was $101,000 in
fiscal 2002 compared to $(922,000) in fiscal 2001.   The increase from
was primarily due to the sale of the Company's investment in ES. In 2001 the Company used $920,000 to invest in ES and in 2002 the Company sold its investment in ES, which provided $420,000.

     Cash flow provided by financing activities was $456,000 in fiscal
2002 compared to $896,000 in fiscal 2001.   The decrease from year to
year was primarily due to a decrease in equity financing. In 2001 the company sold Common Stock and issued convertible debt to facilitate the Company's investment of ES. In 2002 no Common Stock or convertible debt was issued.

     As of December 31, 2002, Houze holds a demand line of credit with a maximum availability of $800,000 and had drawn down $585,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001, and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on the line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by John Sanford, the Company's President and majority shareholder. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon initial maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and again on February 15, 2002. The balance as of December 31, 2001, was approximately $236,000. On April 5, 2002, the balance of $236,000 on line of credit was paid in full.




                                    11
     On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory and bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002, the revolving line of credit was increased from $1,000,000 to $1,500,000 and again on August 20, 2002, from $1,500,000 to
$2,500,000. As of December 31, 2002, Numo had drawn down $1,500,000 on this line of credit and the term loan had a balance of $296,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made year to date. On December 31, 2002, the equipment line of credit had a balance of $123,000. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of December 31, 2002, Numo did not meet all of its debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the term loan and the two lines of credit are immediately due and payable. As a result, the full amount, $347,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at December 31, 2002. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

     During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the 24 months after the stock sale or has sales less than $2.0 million for any 12 month period occurring prior to the 24 months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.

Recent Acquisitions and Sales

     On January 19, 2001, Wilson Brothers USA, Inc. (the "Company") purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of Common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC with interest calculated at prime



                                    12
rate plus 1% per annum for a term of six months. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

     ES was formed by three parties: the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business. The Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

     On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc., a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was unable to obtain significant new customers. The Company used the proceeds from the sale to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to pay the principal amount and accrued interest owed on the Sanford family line of credit and to capitalize Third Solution, Inc. with a $50,000 investment.

     On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator in Dallas, Texas. Under the terms of the agreement, the Company is paying the previous owner, Mr. Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's current borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo, at its sole discretion, may discontinue the $7,000 monthly payment for the Kerry's Etcetera assets at any time. If Numo discontinues these payments, then all assets purchased, which remain in Numo's possession at the date of termination, must be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

     In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void.

Environmental Matters

     The Company has not been required to make significant capital expenditures in order to meet current environmental standards. The Company does not anticipate that present environmental regulations will materially affect its capital expenditures, earnings or competitive position.

                                    13
Inflation and Changing Prices

     Management believes that inflation did not have a significant effect on the results of operations during the last three years.

Results of Operations

2002 Compared with 2001

     Net sales increased by $4.0 million or 24.1% to $20.6 million in 2002 from $16.6 million in 2001. The increase was primarily attributable to increased sales of Numo. Numo's net sales increased to $16.0 million in 2002 from $12.0 million in 2001, an increase of $4.0 million or 33.3%. This increase was primarily attributable to $2.7 million in sales to Wal-Mart in the last quarter of 2002. The rest of the increase was attributable to the increase in the Company's product line, including the addition of the Kerry's Etcetera products. Gross profit as a ratio to sales increased to 27% in 2002 from 25% in 2001 due to better control of labor cost.

     Selling, general and administrative expenses increased by $1.0 million or 24% to $5.2 million in 2002 from $4.2 million in 2001. The majority of this increase is attributable to Numo. Numo's selling, general and administrative expenses increased due to an increase in customer service staff, department managers, marketing and the Kerry's acquisition.

     In 2001 the Company wrote down its investment in ES to $420,000. The investment was written down because ES's customer base was declining and ES was unable to obtain new customers. In addition negotiations had begun in December 2001 on selling the Company's investment for $420,000 to one of ES's partners, Employment Solutions, Inc. The write down of the Company's investment produced a one-time $500,000 loss in 2001. The sale of ES to Employment Solutions, Inc. was completed in March of 2002.

     During the last quarter of 2002, the Company had material sales to a single customer, Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it purchased. The Company will be required to refund Wal-Mart $1,292,000 from these sales and plans to finance this refund by selling the inventory, obtaining financing from a bank, and/or negotiating an extended payment plan with Wal-Mart. The Company is currently conferring with Wal-Mart to determine and finalize the actual amount of merchandise returned. At December 31, 2002, the Company recorded $365,000 in deferred gross profit related to the Wal-Mart sales to reserve for this refund. At December 31, 2002, the Company had $391,000 in accounts receivable related to Wal-Mart sales.


2001 Compared with 2000

     Net sales increased by $2.0 million or 13.7% to $16.6 million in 2001 from $14.6 million in 2000. The increase was primarily attributable to increased sales of Numo. Numo's net sales increased to $12.0 million



                                    14
in 2001 from $9.1 million in 2000, an increase of $2.9 million or 31.9%. This increase was primarily attributable to the sales of its pocket coolie product, of which Numo sold 12.9 million units. Gross profit as a ratio to sales decreased to 25% in 2001 from 27% in 2000 due to higher labor costs. Houze's sales decreased by $0.9 million or 16% to $4.6 million in 2001 from $5.5 million in 2000. This decrease was primarily attributable to a decrease in units sold due to competitive pressures.

     Selling, general and administrative expenses increased by $0.9 million or 26% to $4.2 million in 2001 from $3.4 million in 2000. All of this increase is attributable to Numo. Numo's selling, general and administrative expenses increased due to an increase in customer service staff and department managers.

     The Company wrote down its investment in ES to $420,000 in 2001. The investment was written down because ES's customer base was declining and ES was unable to obtain new customers. The write down of the Company's investment produced a one time $500,000 loss in 2001.

Critical Accounting Estimates and Policies

     The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Critical accounting estimates and policies are those management believes are both most important to the portrayal of the Company's financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those polices may result in materially different amounts being reported under different conditions or using different assumptions.

     Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. Accounts are written off when management determines the account is worthless. Finance charges are not assessed on past due accounts.

     Inventories are stated at the lower of cost or market on the first-in, first-out basis and are reported net of an inventory allowance. The allowance is based on management's estimates the amount of inventory that
will not be able to be sold.   Inventory is written off when management
determines the inventory is damaged or impaired.





                                    15
Item 7  Report of Independent Public Accountants



To Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and Subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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



Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
February 24, 2003, except for
  Note 23, as to which the date
  is March 12, 2003




                                    16
                    WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001

                                    ASSETS
                                    ------
                                                     (In thousands)
                                                    2002         2001
                                                 ---------    ---------

Current Assets
  Cash and cash equivalents                       $    447     $    177
  Accounts receivable, less allowance
    for doubtful accounts of $320 in 2002
    and $195 in 2001                                 2,960        1,914
  Inventories                                        2,351        1,476
  Other                                                147          123
                                                   -------      --------
     Total Current Assets                            5,905        3,690
                                                   -------      --------

Goodwill, less accumulated amortization
  of $22 in 2002 and 2001                              317           73
Trademark, less accumulated amortization
  of $11 in 2002 and 2001                               61           61
Non-compete agreement, less accumulated
  amortization of $6 in 2002 and $0 in 2001             44            -
Unrecognized prior service cost                         72            -
Property and equipment, at cost less,
  accumulated depreciation of $2,661 in
  2002 and $2,586 in 2001                            1,542        1,220
Other non-current assets                               111          491
                                                  --------     --------
     Total Assets                                 $  8,052     $  5,535
                                                  ========     ========


















            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    17
                   WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (In thousands)
                                                   2002          2001
                                                 ---------    ---------

Current Liabilities
  Short-term borrowings                           $  2,624     $  1,409
  Current portion of notes payable                     511          102
  Short-term portion of obligations under
    capital lease                                       17           57
  Trade accounts payable                             1,473        1,197
  Accrued salaries and other employee costs            354          288
  Accrued interest due others                           22           23
  Deferred gross profit on estimated returns           365            -
  Other current liabilities                            696          415
                                                   --------    --------
     Total Current Liabilities                       6,062        3,491
                                                   --------    --------

Notes payable to others                                485          576
Obligation under capital lease                          36          262
Non-current portion of pension liability               246          107
Other liabilities                                      138          102
                                                  --------     --------
                                                       905        1,047
                                                  --------     --------

Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $ 0.01 par value;
    5,000,000 shares authorized; none issued             -            -
  Common stock, $ 0.01 par value; 30,000,000
    shares authorized; 10,014,032 shares
    issued and outstanding                             100          100
Capital in excess of par value                      14,839       14,839
Accumulated other comprehensive expense               (140)         (23)
Accumulated deficit                                (13,723)     (13,865)
                                                  --------     --------
                                                     1,076        1,051
Minority interest in consolidated subsidiary             9          (54)
                                                  --------     --------
                                                     1,085          997
                                                  --------     --------
     Total Liabilities and Stockholders' Equity   $  8,052     $  5,535
                                                  ========     ========

            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    18
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              (In thousands except
                                                per share amounts)
                                          2002        2001       2000
                                        --------    --------   --------
Net sales                               $ 20,598    $ 16,642   $ 14,574
                                        --------    --------   --------
Cost of sales                             14,979      12,392     10,690
Selling, general and administrative
  expenses                                 5,210       4,234      3,358
                                        --------    --------   --------
                                          20,189      16,626     14,048
                                        --------    --------   --------
Operating profit                             409          16        526

Other expense (income):
  Interest expense                           214         228        149
  Interest income                             (3)         (5)        (5)
  Equity in earnings of
    unconsolidated subsidiary                (14)       (118)         -
  Minority interest in income (loss)
    of consolidated subsidiary                63          (8)       (29)
  Net loss on disposals or
    impairments of fixed assets
    and investments in partnership             5         529          -
  Other   net                                (15)       (132)      (164)
                                        --------    --------   --------
                                             250         494        (49)
                                        --------    --------   --------

     Income (loss) before provision
       for income taxes                      159        (478)       575

Income tax expense (benefit)                  17           -       (355)
                                        --------    --------   --------

     Net income (loss)                  $    142    $   (478)  $    930
                                        ========    ========   ========


Earnings (loss) per share:
    Basic                               $   0.01    $  (0.05)  $   0.10
                                        ========    ========   ========
    Diluted                             $   0.01    $  (0.05)  $   0.10
                                        ========    ========   ========





            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    19
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 (In thousands)
                                          2002        2001       2000
                                        --------    --------   --------
Common stock
  Beginning balance                     $    100    $  9,579   $  9,395
  Stock compensation and
    discount of stock issued                   -           -        184
  Stock issued                                 -         341          -
  Change in par value                          -      (9,821)         -
  Debt and accrued interest converted          -           1          -
                                        --------    --------   --------
     Ending balance                          100         100      9,579
                                        --------    --------   --------
Capital in excess of par value
  Beginning balance                       14,839       4,882      5,020
  Stock compensation and
    discount of stock issued                   -           -       (138)
  Stock issued                                 -          34          -
  Change in par value                          -       9,821          -
  Debt and accrued interest converted          -         102          -
                                        --------    --------   --------
     Ending balance                       14,839      14,839      4,882
                                        --------    --------   --------
Accumulated other comprehensive
 income (expense)
  Beginning balance                          (23)        (18)         -
  Unrealized gain (loss) on securities         3          (5)       (18)
  Minimum pension liability
    adjustment, net of unrecognized prior
    service costs, no net tax effect        (120)          -          -
                                        --------    --------   --------
     Ending balance                         (140)        (23)       (18)
                                        --------    --------   --------
Accumulated deficit
  Beginning balance                      (13,865)     (13,387)  (14,317)
  Net income (loss)                          142         (478)      930
                                        --------     --------   --------
     Ending balance                      (13,723)     (13,865)   (13,387)
                                        --------     --------   --------
Minority interest in consolidated
 subsidiary
  Beginning balance                          (54)        (46)       (16)
  Minority interest in income
    (loss) of consolidated subsidiary         63          (8)       (30)
                                        --------    --------   --------
     Ending balance                            9         (54)       (46)
                                        --------    --------   --------
Total stockholders'equity               $  1,085    $    997   $  1,010
                                        ========    ========   ========
            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    20
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 (In thousands)
                                           2002        2001       2000
                                         --------    --------   --------
Cash flows from operating activities:
  Net income (loss)                      $    142    $   (478)  $    930
  Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
  Minority interest in net income (loss)
    of consolidated subsidiary                 63          (8)       (29)
  Depreciation, amortization, and
    expense on discount of notes payable      308         227        216
  Provision for losses on accounts
    receivable                                125          21         78
  Write-off of uncollectible notes
    receivable                                  5           -          -
  Net loss on disposal of fixed assets          -          29          -
  Non-cash operating activities                 4         498         46
  Deferred taxes and pension liability        (30)          -       (395)
  Changes due to (increase) decrease
    in operating assets:
      Receivables                          (1,171)         72       (541)
      Inventories                            (821)       (191)      (129)
      Other current assets                    (34)        (14)       (48)
  Changes due to increase (decrease)
    in operating liabilities:
      Accounts payable                        276        (212)       159
      Accrued salaries and other
        employee costs                         66          55         52
      Accrued interest                         (1)          7         (5)
      Deferred gross profit on
         estimated returns                    365           -          -
      Other current liabilities               416         (37)       197
                                         --------    --------   --------
Net cash provided by (used in)
  operating activities                       (287)        (31)       531
                                         --------    --------   --------
Cash flows from investing activities:
  Capital expenditures                       (315)      (209)      (584)
  Purchase of marketable securities            (5)      (924)       (33)
  Proceeds from sales of fixed assets
    and interest in partnership               421        226          8
  Loans made                                    -        (15)         -
  Short-term loan to related party           (301)         -          -
  Repayment of short-term loan
    to related party                          301          -          -
                                         --------    -------   --------
Net cash provided by (used in)
  investing activities                        101       (922)      (609)
                                         --------    -------   --------
            See accompanying summary of accounting policies and
                notes to consolidated financial statements.
                                    21

                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 (In thousands)
                                          2002        2001        2000
                                         --------   --------   --------

Cash flows from financing activities:
  Net change in line of credit              1,425       (169)       215
  Proceeds from short-term borrowings          82      1,049        300
  Repayment of short-term borrowings          (55)      (315)      (300)
  Proceeds from notes payable to others       613          -          -
  Repayment of notes payable and
    obligations under capital lease        (1,609)      (109)       (99)
  Proceeds from issuance of common stock        -        375          -
  Proceeds from issuance of convertible
    debt                                        -        100          -
  Non-cash financing activities                 -        (35)         -
                                         --------   --------   --------
Net cash provided by financing
  activities                                  456        896        116
                                         --------   --------   --------
Net increase (decrease) in cash
    and cash equivalents                      270        (57)        38
Cash and cash equivalents at
    beginning of year                         177        234        196
                                         --------   --------   --------
Cash and cash equivalents at
    end of year                          $    447   $    177   $    234
                                         ========   ========   ========
Supplemental disclosure of cash
  flow information:
    Cash paid during the year
      for interest                       $    215   $    222   $    154
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

                                    22
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations Wilson Brothers USA, Inc. (the "Company") is a holding company whose business is conducted through its wholly-owned subsidiaries, Wilson Brothers SC, Inc. (WBSC), Numo Manufacturing Acquisition, Inc. ("Numo"), Houze Glass Corporation ("Houze"), Third Solutions, Inc. (TS), and its 75 percent owned subsidiary Houze West, LLC ("Houze West"). All subsidiaries except for WBSC operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags. These products are primarily distributed throughout the United States through sales representatives. WBSC was formed to manage operations of the parent company. During 1998, Houze West was shut down and the operations were transferred to Houze. The Company dissolved Houze West in December 2002.

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

Revenue Recognition Revenues are recognized when goods are shipped and billed to the customer. Shipping and handling fees charged to the customer are recorded into net sales when incurred.

Accounts Receivable Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. Accounts are written off when management determines the account is worthless. Finance charges are not assessed on past due accounts.

Inventories Inventories are stated at the lower of cost or market on the first-in, first-out basis.

Shipping and Handling Shipping and handling costs are included in the cost of inventory and are expensed to cost of sales when the inventory is sold.

Property and Equipment Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from four to forty years. Expenditures for normal maintenance and repairs are charged to expense as incurred.


                                    23
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" whose initial recognition and measurement are effective for guarantees issued or modified after December 31, 2002, and whose disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The new interpretation elaborates on required disclosures, when to recognize a liability, and the value of the liability for certain guarantees. The implementation of this standard did not have a material effect on the financial position or results of operations of the Company.

Comprehensive Income During fiscal year 2000, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. At December 31, 2002 and 2001, accumulated comprehensive income (expense) from unrealized gains and losses on securities equaled $(20,000) and $(23,000), respectively. At December 31, 2002 and 2001, accumulated comprehensive expense from minimum pension liability adjustments equaled $(120,000) and $0, respectively.

Earnings (Loss) per Share The Company computes net income per share in accordance with SFAS No. 128. Basic earnings per share ("EPS") is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Income (loss) available to common shareholders used in determining basic EPS was $142,000 in 2002, $(478,000) in 2001 and $930,000 in 2000. The weighted average number of shares of common stock used in determining basic EPS was 10.014 million in 2002, 9.895 million in 2001, and 9.425 million in 2000.

Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining diluted EPS was $142,000 in 2002, $(478,000) in 2001 and $930,000 in 2000. The weighted average number of shares of common stock, plus additional common shares that


                                    24
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

could be issued in connection with potentially dilutive securities used in determining diluted EPS was 10.020 million in 2002, 9.901 million in 2001, and 9.425 million in 2000.

Concentration of Credit Risk Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables. As of December 31, 2002, the carrying amount of the Company's deposits at various banks totaled $721,166, of which $316,063 was covered by Federal Depository Insurance ("FDIC"). As of December 31, 2001, the carrying amount of the Company's deposits at various banks totaled $404,928, of which $244,850 was covered by FDIC.

Approximately 52% of the Company's total debt is under Numo's debt agreements with Comerica Bank of Texas. If the bank decides to demand the outstanding balance from Numo, this action will have a material adverse effect on the Company.

Approximately 13% of net sales was to a single customer, Wal-Mart Stores, Inc. ("Wal-Mart"), for the year ended December 31, 2002.

Cash and Cash Equivalents For purposes of the consolidated balance sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

Investments The Company classifies debt and equity securities as available for sale when, at the time of purchase, it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in stockholders' equity as unrealized gains or losses. Unrealized losses in available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statement of operations. Realized gains or losses on available for sale securities are computed on the specific identification basis. Unrealized gains (losses) stemming from these investments, whose decline in value is deemed temporary, totaled $(20,000), $(23,000), and $(18,000) at December 31, 2002, 2001, and 2000, respectively.

Reclassifications The non-current portion of the pension liability has been reclassified to conform to the current year presentation.


                                    25
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Continued

Intangible Assets Certain intangible assets are amortized using the straight-line method. Non-compete agreements are amortized over the life of the agreement, which is three years. See Note 2 for more information on this agreement. Unamortized service costs will be amortized for 4 to 12 years, beginning in fiscal year 2003. See Note 8 and Note 13 for more information on this intangible asset. The Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of its goodwill and trademark. See Note 8 below. Amortization expense relating to intangible assets totaled $6,000, $12,000, and $33,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Advertising The Company expenses the cost of advertising as incurred. Advertising expense totaled $917,000, $874,000, and $391,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

2. ACQUISITIONS

On July 31, 2000, Houze purchased the assets of one of its customers.
The purchase price of $130,000 was paid by the forgiveness of the customer's account payable to Houze. The Company allocated the excess of the purchase price over the assets acquired to trademark. Houze incorporated the customer's product line and continues to produce and sell these mugs.

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (ES) for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of John Sanford, the Company's President. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth. On November 10, 2001, the loan was assigned to Big Tree Rd, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. The weighted average interest rate during 2002 was 8.68%. The investment in ES was sold in March 2002. See Note 6 for more information.

On April 5, 2001, the Company formed a wholly owned subsidiary, WBSC, to manage operations of the parent company.

In February 2002, the Company formed TS, a South Carolina corporation, to market, distribute and sell promotional products.

                                    26
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  Continued

On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's September 3, 2002, borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time.
If Numo terminates the agreement, all Kerry's Etcetera assets remaining in Numo's possession at the date of termination will be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void. The intangible asset will be amortized over three years, the life of the agreement.

The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Kerry's Etcetera. The accompanying consolidated financial statements include operations of the subsidiary as of the date of acquisition. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment                                      $   252
Inventory                                                         54
Non-compete agreement                                             50
Goodwill                                                         244
                                                             -------
                                                             $   600
                                                             =======

The following information presents the unaudited proforma results of operations for the Company for 2002 and 2001 as if Kerry's Etcetera was acquired at the beginning of the year. This does not necessarily reflect the results that would have occurred had the acquisition taken place at



                                    27
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS  Continued

the beginning of the year nor do they represent the results that may occur in future years.
                                             Year ended December 31,
                                              (In thousands, except
                                            earnings per share amounts)
                                                2002            2001
                                              --------        --------


Operating revenue                            $      508       $     162
                                             ==========       =========
Net income                                   $      169       $    (476)
                                             ==========       =========
Basic and diluted earnings per share         $     0.02       $   (0.05)
                                             ==========       =========

3. INVENTORIES

Inventories consisting of material, labor and overhead are as follows:

                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------
Raw materials                                 $  1,489        $  1,063
Work in process                                    463             126
Finished goods                                     575             338
                                              --------        ---------
                                                 2,527           1,527
Reserve                                           (176)            (51)
                                             ---------       ---------
                                             $   2,351       $   1,476
                                             =========       =========

4. PROPERTY AND EQUIPMENT

During 2000, the Company was building a machine for use in production. During 2001, management determined that the machine could not meet its needs and cancelled the project. Investment in the machine of $50,000 was written off in 2001.

Depreciation expense totaled $296,000, $215,000, and $183,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Accumulated depreciation and depreciation expense relating solely to assets under the capital lease equaled $9,000, $25,000 and $0 for the years ended December 31, 2002, 2001, and 2000, respectively. The construction in progress is equipment to be used in production. Management estimates it will cost $26,000 to complete the projects.



                                    28
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. PROPERTY AND EQUIPMENT  Continued

The following is a summary of the major classifications of property and equipment:

                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------
Land                                          $     18       $     18
Buildings and improvements                         758            758
Machinery and equipment                          3,357          2,657
Equipment under capital lease                       55            357
Construction in progress                            15             16
                                              --------       --------
                                                 4,203          3,806
Accumulated depreciation                        (2,661)        (2,586)
                                              --------       --------
                                              $  1,542       $  1,220
                                              ========       ========

5. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:
                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------
Accounts receivable   trade                   $  3,203        $  2,046
Accounts receivable   employees and other           47              27
Accounts receivable   related parties               30              36
                                              --------        --------
                                                 3,280           2,109
Allowance for doubtful accounts                   (320)           (195)
                                              --------        --------
                                              $  2,960        $  1,914
                                              ========        ========

Also see Note 22 for information on accounts receivable from the Company's most significant customer, Wal-Mart.

6. ASSET IMPAIRMENTS

Due to a significant decline in operations at ES, the Company's investment therein was significantly impaired during 2001. Management believed the impairment was permanent and reduced the recorded amount of the investment by $500,000. In March 2002, the Company sold its investment in ES for $420,000.





                                    29
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:
                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------
Investments in partnership and
  marketable securities                       $     31       $    434
Deferred tax asset                                  80             52
Long-term note receivable                            -              5
                                              --------       --------
                                              $    111       $    491
                                              ========       ========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At December 31, 2002 and 2001, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment. No impairment was identified for the year ended December 31, 2002. A reconciliation of reported net income for 2001 to the net income that would have been reported had the provisions of SFAS 142 been applied in all periods presented is as follows:

                                               Year ended December 31,
                                                    (in thousands)
                                                2002            2001
                                              ---------       ---------
     Reported net income (loss)               $    142        $   (478)
     Add back: Goodwill amortization                 -               4
               Trademark amortization                -               7
                                              ---------       ---------
     Adjusted net income (loss)                    142            (467)
                                              =========       =========

As discussed in Note 2, Numo entered into a non-compete agreement pursuant to the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $6,000 for the year ended December 31, 2002.

The Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Since this asset stems from multiple years, the amortization period varies depending on the year it was created. The asset will be amortized for 4 to 12 years, beginning in fiscal year 2003.

                                    30
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------
Accrued pension expense                       $     80       $     65
Accrued professional fees                          100             58
Accrued selling expense                              -             10
Accrued royalties                                  259              -
Accrued franchise taxes                             85             55
Income tax payable                                   8              -
Lease payable                                        -            120
Other accrued expenses                             164            107
                                              --------       --------
                                              $    696       $    415
                                              ========       ========

10. INCOME TAXES

The federal and state income tax (benefit) consists of the following:

                                            Year Ended December 31,
                                               (in thousands)
                                         2002       2001       2000
                                       --------   --------   --------
Current:
---------
Federal                                $      8   $    (14)  $      -
State                                         -          -          -
                                       --------   ---------  --------
  Total current                               8        (14)         -
                                       --------   ---------  --------

Deferred:
---------
Federal                                $      9   $   (156)  $   (355)
State                                         -          -          -
                                       --------   ---------  --------
  Total deferred                             17       (156)      (355)
  Less valuation allowance                    -        170          -
                                       --------   ---------  ---------
Income tax expense (benefit)           $     17   $      -   $   (355)
                                       ========   =========  =========







                                    31
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES  Continued

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:
                                           Year Ended December 31,
                                               (in thousands)
                                         2002       2001       2000
                                       --------   --------   --------
Income (loss) before
  income taxes                         $   159    $   (478)  $    575
Statutory rate                              35%         35%        35%
                                       --------   ---------  ---------
Total computed tax expense
  (benefit)                                 56        (167)       201

(Decrease) increase in taxes
  resulting from:
  Utilization of graduated
    tax rates                              (10)          -          -
  Reversal of deferred tax
    liability related to tax
    reserves for open years                  -           -       (317)
  Non-deductible items                      13           4         (1)
  Permanent differences                      -           -          3
  Utilization of net operating loss
    carry forward                          (33)          -       (241)
  Adjustment of prior year accruals          -          (7)         -
  Increase in valuation allowance           (9)        170          -
                                       --------   ---------  ---------
Income tax expense from continuing
   Operations                          $    17    $      -   $   (355)
                                       ========   =========  =========
Effective income tax rate                   11%          0%         0%
                                       ========   =========  =========

As of December 31, 2002 and 2001, the Company provided a valuation allowance of $626,000 and $641,000, respectively, for the net deferred tax assets. As of December 31, 1999 the Company had a $317,000 deferred tax liability, which was recorded in 1992 to reserve for taxes related to income tax audits. During 2000 it was determined that all tax years related to that reserve are closed and no accrual is necessary. Accordingly, the $317,000 reserve was reversed into the deferred tax benefit.

The 2002 valuation allowance decreased a net of $15,000 due to the utilization of net operating loss carryforwards and the reversal of the deferred tax asset and related valuation allowance. The 2001 valuation allowance increased $170,000 due to the uncertainty of realizing tax benefits from certain asset impairment write-downs and net operating loss carryforwards. Federal net operating loss carry-forwards of $423,000 and


                                    32
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES  Continued

$641,000 remained at December 31, 2002 and 2001, respectively, and begin to expire in 2006. The deferred tax assets primarily result from net operating loss carry-forwards and certain differences in the tax basis and book basis of inventories, receivables, investments, and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets from temporary differences are expected to reverse in one year except for net operating loss carryforwards, which will reverse over the next eight years. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    December 31,
                                                   (in thousands)
                                                2002            2001
                                              --------        --------

Deferred tax assets:
Allowance for doubtful accounts               $    112       $     68
Inventory reserves and capitalization              140             58
Net operating loss carry forward                   148            237
Asset reserves                                      43             53
Pension benefit accruals                            88             60
Other liabilities and reserves                      47             42
Reserve for Wal-Mart return                        128              -
Reserve for unrealized losses on
  investment in ESI                                  -            175
                                              --------       --------
Total deferred tax assets                          706            693
Less:  valuation allowance                        (626)          (641)
                                              ---------      ---------
Net deferred tax assets                       $     80       $     52
                                              =========      =========

Deferred tax liabilities:
Depreciation and other                        $    138       $    102
                                              =========      ========

11. SHORT-TERM BORROWINGS

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is


                                    33
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT-TERM BORROWINGS  Continued

payable monthly at prime plus 1.25%. Advances are guaranteed by Mr. Sanford and are collateralized by Houze's equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze was not in compliance with some of these covenants. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt. The bank may call this demand line of credit at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

The short-term borrowings of Houze are as follows:


                                           Year Ended December 31,
                                               (in thousands)
                                         2002       2001       2000
                                       --------   --------   --------
Maximum amount of outstanding
  loan during the year                 $   675    $    844   $    844
Average balance outstanding
  during the year                      $   629    $    756   $    635
Weighted average interest
  rate during the year                    5.93%       8.17%     10.50%
Interest rate at year end                 5.50%       6.00%     10.75%

During 2002, Numo executed a revolving line of credit with Comerica Bank of Texas under which Numo can borrow up to $2,500,000. The line expires March 1, 2004. Interest is at the bank's prime rate. Advances are collateralized by Numo's accounts receivable and inventory and are guaranteed by the Company. Advances are limited by Numo's 80% of Numo's under 90-day accounts receivable and 50% of its raw materials inventory. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee will be waived for the first year of the term.

Additional information on this line of credit:

                                           Year Ended December 31,
                                               (in thousands)
                                         2002       2001       2000
                                       --------   --------   --------
Maximum amount of outstanding
  loan during the year                 $ 2,500    $      -   $      -
Average balance outstanding
  during the year                      $ 1,272    $      -   $      -
Weighted average interest
  rate during the year                    4.68%          -          -
Interest rate at year end                 4.25%          -          -


                                    34
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT-TERM BORROWINGS  Continued

Additional short-term borrowings include:

                                                         December 31,
                                                       (in thousands)
                                                       2002        2001
                                                    ---------   ---------

Line of credit at Houze  see above                 $     585    $    675

Line of credit at Numo  see above                      1,500           -

Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  See Note 2 for details of original face
amount.  The loan was due to mature on January
18, 2003.  On January 6, 2003, Big Tree Road,
LLC, extended the maturity date to July 18,
2003.  Interest is payable monthly at 4% plus
prime.  The loan is personally guaranteed by
Mr. Sanford and collateralized by his 3%
interest in Blind John, LLC and 972,326 shares
of the Company's stock.  The weighted average
interest rate during 2002 was 8.68%.                      468         468

Line of credit from members of Mr. Sanford's
Family (related party) to provide working
capital for Numo.  Interest payable at 11%.
Principal payable at maturity.  The Company
paid a $12,500 origination fee upon initial
maturity.  The line of credit is secured by
Mr. Sanford's personal assets.  The line was
repaid in 2002.                                             -         236

Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.             15           -

Loans from Frank Zanin, CFO, CEO, and a director
of the Company.  Interest payable on the 2001
loan at 10% and a commitment fee of 1.5% of the
initial principal balance.  Interest payable on
the 2002 loans at prime.  Weighted average
interest rate during the 2002 was 4.68%.                   56          30
                                                    ---------    --------

   Total short-term borrowings                      $   2,624    $  1,409
                                                    =========    ========





                                     35
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NOTES PAYABLE AND DUE TO AFFILIATES


Long term debt consists of the following:
                                                         December 31,
                                                       (in thousands)
                                                      2002        2001
                                                    --------     --------
Notes payable, to individuals and companies
pursuant to the acquisition of certain assets
and liabilities of Numo Manufacturing Company,
Inc. and Diamond Cap Company, Inc., in quarterly
installments of $38,499, including principal and
interest.  The original liabilities totaled
$1,055,000.  Interest payable initially at 8%
subject to semi-annual adjustments.  On each
adjustment date, the interest rate shall be
increased or decreased (but not below 8% or above
above 11% per annum) by an amount equal to 50% of
the difference between the prime rate published
by The Wall Street Journal on the adjustment date
in question and the immediately preceding
adjustment date.  The notes were due to mature on
April 1, 2004.  The notes are secured by a pledge
of substantially all of the acquired assets and
are guaranteed by the Company.  The notes were
paid in full during 2002.                                  -         678

Note payable to Comerica Bank of Texas.  Principal
payments of $3,949 payable monthly, plus interest
at the bank's prime rate.  The note matures on
March 1, 2009.  The original liability totaled
$332,000.  The note is secured by the Company's
receivables, inventory and equipment and is
guaranteed by the Company.                               296           -

Equipment line of credit with Comerica Bank of
Texas, under which Numo can borrow up to
$250,000.  The line can only be used to purchase
equipment.  Interest is calculated at the bank's
prime rate.  Advances on the line are limited
to 80% of the equipment's purchase price.  The
line is secured by new equipment purchased and
is guaranteed by the Company.  The note matures
in October 2007.                                         123           -








                                     36
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NOTES PAYABLE AND TO AFFILIATES  Continued

Note to Suncrest Commerce Center LLC in
satisfaction of Houze West lease liability.
The original liability totaled $150,000.
Principal payments of $25,000 plus interest
at 7% are due annually.  Secured by letter of
credit at Numo for $107,000, which expires in
January 2004, to be renewed annually at a
decreased amount through January 2007.  The
line names Suncrest as beneficiary.  This
letter of credit remained unused at
December 31, 2002.  See Note 17 below.                   100           -

Liability pursuant to purchase agreement with
Kerry's Etcetera (see Note 2 above) whereby
Numo pays the previous owner, Mr. Turner,
$7,000 per month for 105 months.  The original
liability totaled $735,000.  The present value
of these payments was calculated at Numo's
current borrowing rate of 4.75% and originally
equaled $600,433.  The discount is being
amortized over 105 months, the term of the
liability.  The balance shown is net of the
unamortized discount of $130,000 at December 31,
2002.                                                    477           -
                                                   ---------   ---------
                                                         996         678
Less current portion                                    (511)       (102)
                                                   ----------  ----------
     Total long-term debt                          $     485   $     576
                                                   ==========  ==========

Future maturities of notes payable as of December 31, 2002 are as follows, in thousands:
                           2003                   $    511
                           2004                         91
                           2005                         91
                           2006                         91
                           2007                         66
                           Thereafter                  146
                                                  --------
                                                  $    996
                                                  ========

The three loan agreements with Comerica contain three restrictive debt covenants regarding tangible net worth and the maintenance of certain financial ratios, including net worth and cash flow coverage. As of December 31, 2002, Numo was not in compliance with all of these




                                    37
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NOTES PAYABLE AND DUE TO AFFILIATES  Continued

covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the lines of credit (see
Note 11 above) are immediately due and payable. As a result, the full amount, $347,000, of the related long-term debt has been classified as a current liability in the Consolidated Balance Sheet at December 31, 2002. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

13.  PENSION PLAN

Houze sponsors a defined benefit pension plan covering eligible hourly-paid employees of Houze Glass Corporation. Contributions are computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. During 2002, 2001, and 2000, Houze made contributions of approximately $80,000, $92,000, and $82,000, respectively, to the plan. The components of the net periodic benefit cost are as follows:

                                          Year ended December 31,
                                              (in thousands)
                                       2002          2001         2000
                                     ---------    ---------    ---------
Service cost                         $     52     $     47     $     47
Interest cost                              61           59           56
Expected return on plan assets            (59)         (58)         (54)
Amortization of prior service cost          8            7            8
Amortization of unrecognized net gain       -           (7)          (8)
Amortization of unrecognized
  net transition asset                     (9)          (9)          (9)
                                     ---------    ---------    ---------
    Net periodic benefit cost        $     53     $     39     $     40
                                     =========    =========    =========

















                                    38
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN  Continued

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of Houze's plan, amounts recognized in the Company's financial statements, and the principal weighted average assumptions used:
                                                        December 31,
                                                       (in thousands)
                                                      2002       2001
                                                    --------   --------
Change in projected benefit obligation

 Benefit obligation at beginning of year            $   883    $   830
 Service cost                                            52         47
 Interest cost                                           61         58
 Actuarial loss                                          68         24
 Benefits and administrative expenses paid              (84)       (76)
                                                    --------   --------
    Benefit obligation at end of year               $   980    $   883
                                                    ========   ========

                                                        December 31,
                                                       (in thousands)
                                                     2002        2001
                                                   --------    --------
Change in plan assets

 Fair value of plan assets at beginning of year     $   735    $   735
 Actual return on plan assets                           (77)       (16)
 Employer contributions                                  80         92
 Benefits and administrative expenses paid              (84)       (76)
                                                    --------   --------
  Fair value of plan assets at year end             $   654    $   735
                                                    ========   ========

                                                        December 31,
                                                       (in thousands)
                                                     2002        2001
                                                   --------    --------
Funded status                                       $  (326)   $  (148)
Unrecognized net transition asset                        (9)       (18)
Unrecognized net (gain) loss                            129        (75)
Unrecognized prior service cost                          72         80
                                                    --------   --------
  Accrued benefit cost                                 (134)      (161)

Adjustment required to recognize
  minimum liability                                    (192)         -
                                                    --------   --------
   Pension liability                                $  (326)   $  (161)
                                                    ========   ========


                                    39
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN  Continued

Weighted average assumptions as of December 31,        2002       2001
                                                      ------     ------
  Discount rate                                        7.25%       7.5%
  Expected return on plan assets                        8.0%       8.0%

Plan assets are invested in a managed portfolio, consisting primarily of mutual funds that invest in corporate bonds and common stock.

During 2002, the pension liability incurred an additional adjustment to recognize the minimum liability of $326,000. In addition, the Company recorded an intangible asset for unrecognized prior service costs of $72,000 (see Note 8 above). The difference between this liability and asset was recorded to other comprehensive income for the year ended December 31, 2002.

14. RELATED PARTY TRANSACTIONS

There were no charges from affiliates for the years ended December 31, 2002, 2001, and 2000 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $54,000 in 2002 and $65,000 in 2001.

45,455 shares of the stock sold during 2001 were sold to a member of the Board of Directors, who is also part owner of BB.com, for $50,000.

Included in other current assets is $30,000 due from Bargain Builders, which assumed the liability from one of its employees during 2003.

On December 26, 2001 and January 23, 2002, the Company borrowed $30,000 and $25,000, respectively from Mr. Zanin to provide working capital for WBSC pursuant to a promissory note payable over three months with interest calculated at 10% per annum, and a commitment fee of 1.5% of the initial principal balance. The notes were paid in full on March 11, 2002. On September 16, 2002 the Company borrowed an additional $6,500 from Mr. Zanin to provide working capital for WBSC. The note is unsecured and interest will accrue at the prevailing prime rate. The term of the note is three months. The Company borrowed an additional $50,000 in the 4th quarter 2002 to pay for the first payment of the Houze West settlement. The total outstanding payable to Mr. Zanin at December 31, 2002, equaled $56,500, which was repaid in full in January 2003.

On March 13, 2002, the Company loaned $301,000 to Bargain Builder.com, Inc., an unconsolidated subsidiary. On April 3, 2002, the loan was repaid in full.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.


                                    40
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LEASES

The Company leases office and manufacturing space as well as various pieces of equipment from non-related parties. Terms of these leases vary and include non-cancelable as well as month-to-month agreements.

During 2002, the Company moved its corporate office to an office owned by Mr. Zanin, who charges the Company no rent for use of this space.

As discussed in Note 2, Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the year ended December 31, 2002, equaled $21,292, earned since the date of acquisition, September 3, 2002.

Minimum annual rental commitments under non-cancelable operating leases are as follows, in thousands:

          Year ending December 31:
                   2003                          $      96
                   2004                          $      35
                   2005                          $      10
                   2006                          $       -
                   2007                          $       -

Rent expense for non-capital leases for the years ended December 31, 2002, 2001, and 2000 was $200,000, $173,000, and $175,000, respectively.

The Company leases software for 36 months under a capital lease with Hibernia, which is recorded at $55,000 and is valued at the estimated fair value of the asset. It is amortized over the estimated useful life, which is included in depreciation expense. The lease is a leaseback of software originally purchased by Numo in 2002 and sold in 2002 to Hibernia. The balance under this lease at December 31, 2002 was $53,000.

During 2001, the Company entered into equipment capital lease obligations with BB&T Leasing Corporation for $354,000. The lease was personally guaranteed by Mr. Sanford. $220,000 of the leases were a leaseback of equipment originally purchased by Numo in 2000 and sold in 2001 to BB&T Leasing Corporation. The balance under this lease at December 31, 2002 was $319,000. The obligations under this arrangement were paid in full during 2002.









                                    41
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LEASES  Continued

Minimum future lease payments under capital lease with Hibernia as of December 31, 2002, were as follows, in thousands:

          Year ending December 31:
                   2003                          $      22
                   2004                                 22
                   2005                                 18
                   2006                                  -
                   2007                                  -
                                                 ----------
           Net minimum lease payments                   62
           Amount representing interest                 (9)
                                                 ----------
           Present value of net minimum
              lease payments                     $      53
                                                 ==========

Interest rate on this lease is 11.22% and is imputed based on the lessor's implicit rate of return. The lease contains a bargain purchase option.

During 2000, the Company rented warehouse space to a non-related party. The lease agreement was a yearly lease that changed to a month-to-month lease during 2000. The lessee vacated the premises during July, 2000. The Company earned rental income pursuant to this lease of $34,000 for the year ended December 31, 2000. The cost of the space rented equaled $101,000 and accumulated depreciation equaled $76,000 at December 31, 2000.

During 2002 and 2001, the Company rented warehouse space to a related party on a month-to-month basis. The lessee paid no rent during 2002 nor is any rent expected to be paid in the near future. The Company earned rental income of $27,000 during 2001. The cost of the space rented equaled $158,000 and accumulated depreciation equaled $158,000 at December 31, 2002.

During 2002, the Company rented warehouse space to a non-related party. The lease agreement was a short-term lease and the lessee vacated the premises before December 31, 2002. The Company earned rental income pursuant to this lease of $27,000. The cost of the space rented equaled $55,300 and accumulated depreciation equaled $55,300 at December 31, 2002.

16. GOING CONCERN

The Company had net income of $142,000 for the year ended December 31, 2002, and had stockholders' equity of $1,085,000 and a working capital deficit of $157,000 as of December 31, 2002. The working capital deficit was due to the reclassification of $357,000 of long-term debt to short


                                    42
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. GOING CONCERN  Continued

term due to non-compliance with debt covenants. The sale to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases may have a negative impact on 2003 cash flow and may require the Company to obtain additional working capital to fund this return. See Note 23 for more information regarding this return. In addition, the Company has experienced several years of sales growth, which has increased the need for working capital. These factors create an uncertainty as to how the company will fund operations and maintain sufficient cash flow to operate as a going concern.

The company's bank has indicated that it will refinance its debt with Numo and change its debt structure. Under the current structure, Numo has long-term debt of $300,000 and a $2,500,000 line of credit available for up to 50% of the raw materials inventory and 80% of accounts receivable less than 60 days. Under Numo's proposed structure to the bank, the bank would extend Numo an additional $900,000 of long-term debt based on the value of the Company's fixed assets and leave the structure of the line of credit in place. This would give the Company working capital to assist in funding the Wal-Mart return. The Company will, over the year, attempt to sell the returned inventory in order to repay the borrowed funds. In addition, the Company has requested less stringent debt covenants so it can remain in compliance with the loan agreement. Also, management has discussed a repayment plan of $50,000 per month with the accounts receivable department of Wal-Mart. In addition, all current sales to Wal-Mart would be applied to the amount due until paid in full.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining, renewing, and restructuring its financing from its bank or acceptance of a repayment plan by Wal-Mart. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

The Company incurred a net loss of $478,000 for the year ended December 31, 2001, had stockholders' equity of $997,000 and working capital of $199,000 as of December 31, 2001. The Company increased sales from operations during 2001 but it incurred a significant loss on the investment in ES and increased operating expenses. The Company had net income of $930,000 for the year ended December 31, 2000, as well as stockholders' equity of $1,010,000 and working capital of $629,000 as of December 31, 2000. The improved financial results were primarily due to the increased sales of certain product lines during 2001.

                                    43
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.

During 2000, Houze West was evicted from property it leased in Nevada. The former landlord filed a claim against the Company regarding the lease payment due. On November 5, 2002, an agreement was reached regarding this claim. Under the agreement the Company issued a note payable for $150,000, of which $50,000 was required to be paid on December 16, 2002. Then on each following December 16 the Company will pay $25,000 a year for four consecutive years. All outstanding amounts owed will accrue interest at 7% annually. A letter of credit was provided as security for the four $25,000 payments.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to guarantee that if BB.com files bankruptcy within the 24 months after June 4, 2002 or has cumulative sales less than $2.0 million for any 12 month period occurring prior to the 24 months after June 4, 2002, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors. Based on unaudited financial statements of BB.com, no conditions existed at December 31, 2002, requiring the Company to issue this promissory note.

18. STOCKHOLDERS' EQUITY

Changes in issued shares during the three years ended December 31, 2002, are as follows:
                                                Preferred     Common
                                                  Stock        Stock
                                                ----------  ----------
Balance at December 31, 1999                             -   9,394,670
Issuance of shares under stock
  compensation agreement                                 -     184,000
                                                ----------  ----------
Balance at December 31, 2000                             -   9,578,670
Issuance of shares pursuant to
  investment in ES                                       -     341,184
Issuance of shares pursuant to
  debt conversion and investment in ES                   -      93,178
Issuance of shares under stock
  compensation agreement                                 -       1,000
                                                ----------  ----------
Balance at December 31, 2001                             -  10,014,032
No activity during 2002                                  -          -
                                                ----------  ----------
Balance at December 31, 2002                             -  10,014,032
                                                ==========  ==========

                                    44
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. STOCKHOLDERS' EQUITY  Continued

During 2001, the Company issued notes payable to various investors in the aggregate of $100,000 that bore interest at 4% and were convertible to shares of the Company's common stock at $1.10 per share. On October 5, 2001, the Company converted the debt by issuing 93,178 shares of common stock. The Company recorded a premium on common stock in the amount of $102,000 for the difference between the par value of the shares issued and the price per share. The premium was included in capital in excess of par value on the balance sheet at December 31, 2001.

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

The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. The Company paid no dividends in 2002, 2001, or 2000. The Company has no present plan for the payment of any dividends.

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

Warrants During 2000, the board of directors approved the issuance of 7,500 warrants to a related party, which allows the holder to purchase


                                    45
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. STOCKHOLDERS' EQUITY  Continued

one share of common stock at $.25 per share for each warrant held. These warrants were exercised on February 20, 2003 and 7,500 shares of common stock were issued in March 2003. No warrants were issued during 2002 or 2001.

19. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

The Company's investment in an unconsolidated subsidiary consists of its interest in BB.com, which was formed in 1999. Due to the issuance of stock by BB.com during 2002 and 2001, the Company's investment in the outstanding common stock of BB.com was reduced from 41% to approximately 22.35% as of December 31, 2001 and to 17.92% as of December 31, 2002. The Company accounts for this investment by the equity method. Accordingly, at December 31, 2002 and 2001, the Company's balance in its investment in unconsolidated subsidiary account is zero due to losses incurred by BB.com in excess of the Company's investment balance. The Company's share of unrecognized losses related to its investment in BB.com for the years ending December 31, 2002 and 2001 were $106,000 and $170,000, respectively. Summarized financial information as of and for the years ended December 31, 2002 and 2001 is as follows:

Condensed Statement of Earnings Information, in thousands:

                                                    2002         2001
                                                 ----------   ----------
  Net sales                                     $     5,378  $     6,146
                                                ===========  ===========
  Gross profit                                  $     1,178  $     1,411
                                                ===========  ===========
  Net loss                                      $      (593) $      (761)
                                                ===========  ===========

Condensed Balance Sheet:

  Current assets                                $     1,245  $     1,522
  Non current assets                                    100          153
                                                 ----------  -----------
                                                $     1,345  $     1,675
                                                ===========  ===========

  Current liabilities                           $       555  $     1,142
  Non-current liabilities                                75          -
  Stockholders' equity                                  715          533
                                                -----------  -----------
                                                $     1,345  $     1,675
                                                ===========  ===========





                                    46
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
NONFINANCIAL ENTITY

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and short-term investments The carrying amount approximates fair value because of the short-term maturity of those instruments.

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





















                                    47
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
NONFINANCIAL ENTITY  Continued

The estimated fair values of the Company's financial instruments are as follows:

                                          December 31,
                                         (in thousands)
                                 2002                       2001
                          ------------------         -----------------
                          Carrying     Fair          Carrying     Fair
                           Amount      Value          Amount     Value
                          --------    -------       ---------    ------
Cash and short-term
  investments             $    447    $   447        $   177    $    177
Accounts receivable,
  net of allowance
  for doubtful
  accounts                $  2,960    $ 2,960        $ 1,914    $  1,914
Long-term
  investments for
  which it is
  practicable to
  estimate fair
  value                   $     32    $    52        $   434    $     434
Accounts payable          $  1,460    $ 1,460        $ 1,197    $   1,197
Short-term
  borrowings              $  2,624    $ 2,624        $ 1,409    $   1,409
Notes payable to
  others                  $    996    $   996        $   678    $     678

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

21. NON-CASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 1, in 2002 unrealized gains of $3,000 and in 2001, unrealized losses of $23,000 on investments classified as available-for-sale were reported as other comprehensive income.

As discussed in Note 6, in 2001, the Company recognized a loss of $500,000 due to the permanent impairment of its investment in ES.




                                    48
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. NON-CASH INVESTING AND FINANCING ACTIVITIES  Continued

In 2001, the Company issued common stock pursuant to debt conversion and its related accrued interest. This accrued interest generated $2,000 in expense. Common stock of $900 and additional paid in capital of $102,000 was recorded in connection with this conversion.

As discussed in Note 12, in 2001, the Company recorded fixed assets and obligations under capital leases pursuant to arrangements to lease equipment from BB&T Leasing Corporation.

As discussed in Note 18, in 2001, the Company recorded a change in the par value of its common and preferred stock, from $1.00 per share to $.01 per share. This generated a decrease in common stock of $9,821,000, which was recorded as additional paid in capital.

As discussed in Note 12, in 2002, the Company recorded fixed assets and obligations under capital leases pursuant to arrangements to lease software from Hibernia.

As discussed in Note 17, in 2002, the Company settled the lawsuit regarding rent due for Houze West. A note payable was issued in satisfaction of the accrued rent due.

As discussed in Note 2, in 2002, Numo purchased the assets of Kerry's Etcetera in exchange for $7,000 a month for 105 months.

As discussed in Note 13, in 2002, the Company recognized a minimum pension liability and an intangible asset for unrecognized prior service costs. The difference between these two was recorded as other comprehensive income.

During 2002, the Company converted $10,000 in notes receivable to stock of the issuing company. The company also wrote-off $5,000 in uncollectible notes receivable in 2002.

22. STOCK COMPENSATION

On October 10, 2000, the board of directors approved the 2000 Stock Plan (the "Plan") to award shares of the Company's common stock and stock options to employees, officers, directors, consultants, and advisors of the Company. The total number of shares of common stock reserved for issuance under the plan is 185,000. On October 20, 2000, the board of directors approved the issuance of 184,000 shares of the Company's stock under the Plan. The shares were subsequently issued at an exercise price of $0.25 per share to certain employees and directors of the Company as additional compensation. During the year ended December 31, 2000, the Company recognized $46,000 in compensation expense under the Plan. Since the value assigned was $0.25 per share, and the par value at the time of issuance was $1.00 per share, the difference of $138,000 was taken against capital in excess of par value. During 2001, the Company issued the remaining 1,000 shares to an employee.

                                   49
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. SALES RETURNS

During the last quarter of 2002, the Company had material sales to a single customer, Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it purchased. The Company will be required to refund Wal-Mart $1,292,000 from these sales and plans to finance this refund by selling the inventory, obtaining financing from a bank, or negotiating an extended payment plan with Wal-Mart. The Company is currently conferring with Wal-Mart to determine and finalize the actual amount of merchandise returned. At December 31, 2002, the Company recorded reversed the sale and recorded $365,000 in deferred gross profit related to the Wal-Mart sales to reserve for this refund. At December 31, 2002, the Company had $391,000 in accounts receivable related to Wal-Mart sales, which will offset the amount due to Wal-Mart in 2003.

24. FOURTH QUARTER ADJUSTMENTS

As discussed in Note 23, the Company accrued $365,000 in deferred gross profit on estimated returns from fourth quarter sales.

As discussed in Note 13, the Company recorded a fourth quarter adjustment of $192,000 to recognize the minimum liability of its defined benefit pension plan.

25. SUBSEQUENT EVENTS

On January 1, 2003, Bargain Builders assumed the $30,000 liability from one of its employees. See Note 14.

On January 6, 2003, the $468,000 note payable, discussed in Note 11, was extended for 6 months. The interest rate remains at prime plus 4%.

On January 23, 2003, the Company paid in full the entire balance due to Mr. Zanin in the amount of $56,828.

On February 20, 2003, a related party exercised stock warrants. $1,875 was paid to the Company in exchange for 7,500 shares of common stock. See Note 18.

As discussed in Note 23, during the first quarter of 2003, Wal-Mart returned inventory to the Company.

On March 1, 2003, the Company instituted a 401(k) plan, which covers all non-union employees. Contributions to the plan will be made at the discretion of management.







                                   50
Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

PART III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The table below sets forth the names, ages and positions of the Company's directors and executive officers as of December 31, 2002:

Name                                   Age        Position
Frank J. Zanin, Jr.                    36         Director, Chief
                                                  Executive Officer and
                                                  Chief Financial Officer

John H. Sanford                        36         President and Director

Brett R. Smith                         37         Director

David N. Stedman                       38         Director

Peter T. Valinski                      36         Director

Michael E. Hicks                       37         Director,
                                                  President  Numo
                                                  Manufacturing
                                                  Acquisitions, Inc.

David Weimer                           47         President  Houze Glass
                                                  Corporation

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

John H. Sanford has been President of the Company since 1996 and a member of the Board of Directors since April 1995. Mr. Sanford served as the Company's Chief Executive Officer from April 30, 1996 to March 1, 2000. Since January 01, 2001, Mr. Sanford has been the Chief Executive Officer of BargainBuilder.com, Inc. Between March 7, 1994 and June 30, 1999, Mr. Sanford also served as the Company's Chief Financial Officer. He also

                                    51
became Secretary of the Company and a Director in April 1995. Between 1993 and 1999 Mr. Sanford was an equity trader for Carr Securities, Inc., a New York brokerage firm. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

Brett R. Smith has been a director since April 17, 1997. In 1993 he co-founded and has been a principal of Counter Culture Coffee in Durham, North Carolina. Mr. Smith earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993. Since January 1, 2001, Mr. Smith has been the Chief Operating Officer of BargainBuilder.com, Inc.

David N. Stedman is Chief Executive Officer and founder of Assiduous Strategic Investments, LLC. (ASI). ASI was formed in July 2002 and serves as a hedge fund manager of global fixed income investments.
Before launching ASI, Mr. Stedman worked in the global fixed income areas of Barclays Capital 1998-2002, Goldman Sachs 1995-1998, and Salomon Brothers 1993-1995. Mr. Stedman earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.

Peter T. Valinski has been Channel Manager of Sawgrass Technologies since January 2003. Prior to that Mr. Valinski was Director of Sales for Employment Solutions, LLC. Prior to 2001 Mr. Valinski held several positions of increasing responsibility with Solutia, Inc. to include:
Technical Market Manager, Technical Sales Manager and Research and Development Chemist. Mr. Valinski was employed with Solutia, Inc. from 1998 to 2001.

Michael E. Hicks has been President of Numo since January 1, 2000 and employed as Vice President of Sales and Marketing of Numo and Houze since 1997. Prior to that he was Vice President of Sales and Marketing of Custom Printing, Inc. Mr. Hicks earned his B.B.A. from Texas A&M
University in 1986.

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



     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors and beneficial owners of more than 10% of the Company's Common Stock (the "Company Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the report forms that were filed, the Company believes that all reports for 2002 were reported in a timely manner to the Securities and Exchange Commission.

Item 10  Executive Compensation.

     The following table sets forth the cash compensation as well as certain other compensation paid or accrued of the Company's Chief
Executive Officer and the executive officers whose total salary and bonus exceeded $100,000 individually during the years ended December 31, 2002, 2001 and 2000.

Summary Compensation Table
                       ---------------------------

Name and Principal                        Annual           Long Term
     Position                 Year     Compensation       Compensation
-------------------          ------  ----------------   ---------------
                                                           All Other
                                      Salary    Bonus    Compensation
                                     --------  -------   -------------

Frank J. Zanin, Jr.            2002  $76,600      -              -
Chief Executive Officer        2001  $75,000      -              -
and Director  (1)              2000  $65,000      -        $10,000(2)

Michael Hicks                  2002  $98,500   $31,250           -
President Numo                 2001  $87,800   $42,150           -
                               2000  $87,000   $50,000     $18,750(2)
-------------------
(1) Effective as of March 1, 2000, the Board of Directors appointed Mr. Frank J. Zanin, Jr., the Company's then Chief Financial Officer, as Chief Executive Officer replacing John H. Sanford.

     (2) On October 20, 2000, the Company granted 40,000, and 75,000 shares of its Common Stock valued at $0.25/share on the date of grant to Mr.Zanin and Mr. Hicks, respectively, pursuant to the Plan as compensation for their services.


Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of the Company's Common Stock, as of March 20, 2003, by each person who beneficially owns more than five percent of such shares, by each director of the Company, by each executive officer named in Item 10 and by all directors and executive officers of the Company as a group. Each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or it, except as otherwise set forth in the notes to the table.

Name and Address(1)         Amount of
of Beneficial Owner     Beneficial Ownership       Percent of Class
-------------------    ----------------------     ------------------
John H. Sanford             5,210,702                  52.00%

Walter P. Carucci           1,498,267(2)               14.95%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Carucci Family Partners       724,968                   7.23%
14 Vanderventer Avenue,
Pt. Washington, NY 11050

Marshall C. Sanford, Jr.      662,507                   6.61%
Governor's Mansion
800 Richland Street
Columbia, SC 29201

Frank J. Zanin, Jr.            77,500                    *

Brett R. Smith                103,455                   1.03%

David N. Stedman               72,500                    *

Peter T. Valinski               1,000                    *

Michael E. Hicks               82,500                    *

All Directors and
Executive Officers
(6 persons)(3)              5,547,657                  55.36%

(1)Unless otherwise indicated, the address for the beneficial owner is c/o Wilson Brothers USA, Inc., 24 Gadsden Street Suite C, Charleston SC, 29401.

(2)Includes 724,968 shares owned by Carucci Family Partners, a partnership in which Mr. Carucci is the general partner.

(3)Includes shares owned by Mr. Sanford, Mr. Zanin, Mr. Smith, Mr. Stedman, Mr. Valinski, and Mr. Hicks.

*     Less than 1%.

     Director Compensation

     The Company has no compensatory arrangement with its directors for their service on the board and did not pay its board members for their service during the fiscal year ended December 31, 2002.

Item 12  Certain Relationships and Related Transactions.

     On February 24, 2000, the Company borrowed $130,000 from Mr. John H. Sanford's mother, in order to purchase equipment for Numo. In connection with the loan, the Company issued the lender warrants to purchase 7,500 shares of common stock of the Company for $0.25 per share. The loan and the issuance of the warrants were approved by the board of directors and the loan was paid in full in 2000. On February 20, 2003, Mr. Sanford's mother exercised the warrants and 7,500 shares of the Company's common stock were issued to her in March of 2003.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and again on February 15, 2002 for an additional six months. The balance as of December 31, 2001 was approximately $236,000. On April 5, 2002, the line of credit was paid in full.

     On January 19, 2001, Brett R. Smith, Director of the Company, purchased, for a purchase price of $50,000, 45,455 shares of the 341,183 shares of Common Stock sold in connection with the Common Stock offering to partially finance the purchase of a 17.04% interest in ES. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. As of December 31, 2002 the balance was approximately $468,000. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. On November 10, 2001 the loan from Sanford ESI, LLC was assigned to Big Tree Road, LLC, a Sanford family partnership. On each of July 1, 2002 and January 6, 2003 the loan was extended for an additional six months at prime plus 4%. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes and used such proceeds to pay down the amounts owed to Big Tree Road, LLC formerly Sanford ESI, LLC. On October 5, 2001 the principal amount of the Notes and $2,496 in accrued interest was converted into 93,178 shares of Common Stock at $1.10 per share. John Sanford, the Company's President and majority shareholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance. Mr. Sanford also owns 31.0% of Big Tree Road, LLC and the family members of Mr. Sanford own the remainder.

     In December 2001 and January 2002, the Company borrowed $30,000 and $25,000, respectively, from Frank J. Zanin, Jr., Chief Executive Officer and director of the Company. The unsecured promissory notes bore interest at 10% per annum and had a three-month term. In addition a loan commitment fee of 1.5% or $825 was paid for both loans. On March 11, 2002, both notes were paid in full.

     On September 16, 2002 and December 11, 2002, the Company borrowed, respectively, $6,500 and $50,000 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. The notes were unsecured and interest accrued at the prevailing prime rate. On January 20, 2003, both notes were repaid in full.

     During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the 24 months after the stock sale or has sales less than $2.0 million for any 12 month period occurring prior to the 24 months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors.

     On March 13, 2002 the Company loaned $301,000, of the ES sales proceeds, to BB.com for working capital. On April 3, 2002, BB.com repaid the loan in full.

Item 13  Exhibits and Reports on Form 8-K.

(a) The exhibits required by Item 601 of Regulation S-B are listed below.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2002.

(c)   Financial Statement Schedule:

      II.   Valuation and Qualifying Accounts  Three years ended December
31, 2002

All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or the notes thereto.

Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2001

3.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2001

                                    56
4.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

4.3 Specimen certificate, Common Stock, $0.01 par value per share, incorporated by reference from the Company's
            Annual Report on Form 10-KSB for the year ended
            December 31, 2001

10.1 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            May 14, 2001.

10.2 Comerica Bank of Texas Promissory Notes for Numo's Line of Credit and Term Note and April 12, 2002 Amendment incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 14, 2002.

10.3        Investor Rights Agreement dated June 4, 2002 among
            BargainBuilder.com and certain investors incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

10.4 Note Agreement and Open End Mortgage between Houze Glass Corporation and Citizens Bank dated December 14, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

10.5        Master Revolving Note and Second Amendment to Credit
            Agreement between Numo Manufacturing, Inc and Comerica
            Bank of Texas dated August 20, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2002.

10.6 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
            September 03, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            November 13, 2002.

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share  Five Years Ended December 31, 2002*

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1        Power of Attorney (included on signature pages hereto)*

99.1 (1)    Certification Pursuant to 18 U.S.C. Section 1350, As
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.*
_____________________
*  being filed herewith.



                                    57
(1)	Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the filings under the Securities Act of 1933, as amended.

Item 14  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

	Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believes the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission's rules and forms.

(b)      Changes in internal controls.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

























                                    58
SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BROTHERS USA, Inc.
Dated: March 26, 2003                  By: /s/ Frank J. Zanin Jr.
                                           -----------------------
                                              Frank J. Zanin, Jr.
                                              Chief Executive Officer
                                              and Chief Financial Officer

We, the undersigned directors and officers of Wilson Brothers USA, Inc. (the "Company"), do hereby constitute and appoint Frank J. Zanin, Jr., our true and lawful attorney-in-fact and agent, with full power of substitution, to execute and deliver an Annual Report on Form 10-KSB pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Act"), with respect to the year ended December 31, 2002, to be filed with the Securities and Exchange Commission, and to do any and all acts and things and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable the Company to comply with the Act and any rules, regulations, and requirements of the Securities and Exchange Commission in connection with such Report, including without limitation the power and authority to execute and deliver for us or any of us in our names and in the capacities indicated below any and all amendments to such Report; and we do hereby ratify and confirm all that the said attorneys-in-fact and agents shall do or cause to be done by virtue of this power of attorney.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date                     Signature                  Titles
------                 --------------            --------------
March 26, 2003    /s/Frank J. Zanin, Jr.    Chief Executive Officer,
                  ----------------------    Chief Financial Officer and
                     Frank J. Zanin, Jr.    Director(Principal Executive
                                            Officer and Principal
                                            Financial Officer)

March 26, 2003    /s/John H. Sanford        President and Director
                  ----------------------
                     John H. Sanford

March 26, 2003   /s/ Michael E. Hicks       Director and President of
                  ----------------------    Numo Manufacturing, Inc.
                     Brett R. Smith






                                    59
March 26, 2003   /s/ Brett R. Smith         Director
                  ----------------------
                     Brett R. Smith



March 26, 2003   /s/ David N. Stedman       Director
                  ----------------------
                     David N. Stedman

March 26, 2003   /s/ Peter T. Valinski      Director
                  ----------------------
                     Peter T. Valinski



INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                               Page
                                                               ----
Valuation and Qualifying Accounts  Three years
ended December 31, 2002                                         60


Schedule II
              WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                  Three years ended December 31, 2002

                                          Additions
                              Balance at  charged to Deductions   Balance
                              beginning   costs and     from       at end
Description                    of year    expenses    reserves    of year
----------------------        ---------   --------    --------    -------

Year ended December 31, 2002:
  Receivables  allowance
  for doubtful accounts       $195,000    $232,000    $107,000   $320,000
                              ========    ========    ========   ========
Year ended December 31, 2001:
  Receivables  allowance
  for doubtful accounts       $174,000    $210,000    $189,000   $195,000
                              ========    ========    ========   ========
Year ended December 31, 2000:
  Receivables  allowance
  for doubtful accounts        $96,000    $190,000    $112,000   $174,000
                              ========    ========    ========   ========










                                    60



Exhibit No. Description of Exhibit
----------- -----------------------

3.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2001

3.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

4.1 Articles of Incorporation (including all amendments thereto) of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended
December 31, 2001

4.2 Amended, as of March 1, 2000, By-Laws of the Company, incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000

4.3 Specimen certificate, Common Stock, $0.01 par value per share, incorporated by reference from the Company's
            Annual Report on Form 10-KSB for the year ended
            December 31, 2001

10.1 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            May 14, 2001.

10.2 Comerica Bank of Texas Promissory Notes for Numo's Line of Credit and Term Note and April 12, 2002 Amendment incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 14, 2002.

10.3        Investor Rights Agreement dated June 4, 2002 among
            BargainBuilder.com and certain investors incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

10.4 Note Agreement and Open End Mortgage between Houze Glass Corporation and Citizens Bank dated December 14, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002.

10.5        Master Revolving Note and Second Amendment to Credit
            Agreement between Numo Manufacturing, Inc and Comerica
            Bank of Texas dated August 20, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2002.


                                    61
10.6 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
            September 03, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            November 13, 2002.

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share  Five Years Ended December 31, 2002*

21.1        Subsidiaries of Wilson Brothers USA, Inc.*

24.1        Power of Attorney (included on signature pages hereto)*

99.1 (1)    Certification Pursuant to 18 U.S.C. Section 1350, As
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
            of 2002.*
_____________________
*  being filed herewith.

 (1)	Furnished as an exhibit in accordance with the interim guidance provided in SEC Rel. No. 34-47551, dated March 21, 2003. The information contained in this exhibit shall not be deemed to be "filed" for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Furthermore, the information contained in this exhibit shall not be deemed to be incorporated by reference into the filings under the Securities Act of 1933, as amended.

Exhibit 11.1

                 Wilson Brothers USA, Inc. and Subsidiaries
       Computation of Earnings (Loss) per Common and Equivalent Share
                     Five Years Ended December 31, 2002
                  (In thousands, except per share amounts)

                                    2002    2001    2000    1999    1998
                                    ----    ----    ----    ----    ----
Income (loss) from
   continuing operations           $ 142   $(478)   $930    $249   $(290)
Add: Interest on convertible
     note payable                     --      --      --      *       *
                                    ----    ----    ----    ----    ----

     Adjusted net income (loss)    $ 142   $(478)   $930    $249    (290)
                                    ====    ====    ====    ====    ====

Weighted average Common Stock and
   common stock equivalents:

Common Stock                      10,014   9,901   9,425   3,827   3,321
Conversion of note payable,
   including interest thereon         --      --      --      --      *
Issuable pursuant to a loan
   origination fee                    --      --      --      --      *
                                    ----    ----    ----    ----    ----

Diluted                           10,014   9,901   9,425   3,827   3,321
                                   =====   =====   =====   =====   =====

Earnings (loss) per common and
   equivalent share:

          Basic                    $0.01  $(0.05)  $0.10   $0.07  $(0.09)
                                    ====    ====    ====    ====    ====

          Diluted                  $0.01  $(0.05)  $0.10   $0.07  $(0.09)
                                    ====    ====    ====    ====    ====

*Antidilutive

Exhibit 21.1

                   Subsidiaries of Wilson Brothers USA, Inc.

                            State of Incorporation/
Name                             Organization
-----------                      ------------

Houze Glass Corporation           Pennsylvania
Numo Manufacturing, Inc.          Texas
Wilson Brothers SC, Inc.          South Carolina
Third Solution, Inc.              South Carolina

Exhibit 99.1


Wilson Brothers USA, Inc.
Certification Pursuant To
18 U.S.C. Section 1350,
As Adopted Pursuant To
Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ Frank J. Zanin, Jr.
------------------------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
March 26, 2003