Form 10KSB/A
period 2002-12-31
WILSON BROTHERS USA INC
filed 2003-05-06
CIK 107469

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

March 26, 2003   /s/ Michael E. Hicks       Director and President of
                  ----------------------    Numo Manufacturing, Inc.
                     Brett R. Smith






                                    59
March 26, 2003   /s/ Brett R. Smith         Director
                  ----------------------
                     Brett R. Smith



March 26, 2003   /s/ David N. Stedman       Director
                  ----------------------
                     David N. Stedman

March 26, 2003   /s/ Peter T. Valinski      Director
                  ----------------------
                     Peter T. Valinski

                                        60

CERTIFICATION

    I, Frank J. Zanin, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Wilson
Brothers USA, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                          61
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 26, 2003
      ---------------------


/s/ Frank J. Zanin, Jr.
---------------------------
Frank J. Zanin, Jr.
Chief Executive Officer and
Chief Financial Officer

                                                  62

INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                               Page
                                                               ----
Valuation and Qualifying Accounts  Three years
ended December 31, 2002                                         63


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










                                    63



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


                                    64
10.6 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
            September 03, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            November 13, 2002.

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