Form 10QSB
period 2003-03-31
WILSON BROTHERS USA INC
filed 2003-05-16
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2003

                                   OR

( )     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

                   Commission file number      1-3329

                        WILSON BROTHERS USA, INC.
     (Exact name of small business issuer as specified in its charter)

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


                              10,021,532
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of May 14, 2003)

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)
















                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of March 31, 2003           3
            (unaudited) and December 31, 2002

          b)Statements of Operations for the Three Months Ended        5
            March 31, 2003 and 2002 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Period Ended March 31, 2003 (unaudited)

          d)Statements of Cash Flows for the Three Months Ended        7
            March 31, 2003 and 2002 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         16
            Condition and Results of Operations

   Item 3.  Controls and Procedures                                   19

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         20

   Item 2.  Changes in Securities                                     20

   Item 3.  Defaults Upon Senior Securities                           20

   Item 4.  Submission of Matters to a Vote of Securities Holders     20

   Item 5.  Other Information                                         20

   Item 6.  Exhibits and Reports on Form 8-K                          21

   Signatures                                                         22

   Certifications                                                     23












                                    2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                                 2003           2002
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      198    $        447
    Receivables, less allowance of
     $319,000 in 2003 and $320,000 in 2002         2,497           2,960
    Inventories                                    3,415           2,351
    Other                                            423             134
                                             ------------   -------------
         Total current assets                      6,533           5,892
                                             ------------   -------------
Goodwill                                             317             317
Trademark                                             61              61
Non-compete agreement, less accumulated
    amortization of $10,000 in 2003 and
    $6,000 in 2002                                    40              44
Unrecognized prior service cost                       72              72
Properties and Equipment, at cost less
  accumulated depreciation of
  $2,749,000 in 2003 and $2,661,000 in 2002        1,498           1,555
Other non-current assets                             107             111
                                              -----------    ------------
                                              $    8,628     $     8,052
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    2,769     $     2,624
    Current portion of notes payable                 489             511
    Short-term portion of obligation under
      capital leases                                  17              17
    Trade accounts payable                         3,096           1,473
    Accrued salaries and
     other employee costs                            314             354
    Accrued interest due others                        9              22
    Deferred gross profit on estimated returns         -             365
    Other current liabilities                        528             696
                                              -----------    ------------
          Total current liabilities                7,222           6,062
                                              -----------    ------------

Notes payable to others                              455             485
Obligations under capital leases                      32              36
Non-current portion of pension liability             246             246
Other liabilities                                    132             138
                                              -----------    ------------
                                                     865             905
                                              -----------    ------------
                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,021,532 shares in 2003
    and 10,014,032 in 2002                           100            100
Capital in excess of par value                    14,841         14,839
Accumulated other comprehensive income              (138)          (140)
Accumulated deficit                              (14,262)       (13,723)
                                                 ---------    ---------
                                                     541          1,076
Minority interest in consolidated subsidiary           -              9
                                                 ---------    ---------
                                                     541          1,085
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $ 8,628      $   8,052
                                                 =========    =========


See accompanying notes to consolidated financial statements.

































                                    4




                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                          For the Three Months
                                             Ended March 31,
                                            2003       2002
                                          --------   ---------
                                  (In thousands except per share amounts)

Net sales                                $  4,372   $  3,381

Cost of sales                               3,497      2,679
Selling, general and
administrative expenses                     1,354      1,033
                                          --------   --------
                                            4,851      3,712
                                          --------   --------
Income (loss) from operations                (479)      (331)
                                          --------   --------
Other expense (income):
  Interest expense                             39         57
  Minority Interest                             -          -
  Other, net                                   21        (41)
                                          --------   --------
                                               60         16
                                          --------   --------
    Income (loss) from
     operations before provision
     for income taxes                        (539)      (347)
                                          --------   --------
Income tax provision (benefit)                  -          -
        Net income (loss)                    (539)      (347)
                                          ========   ========
Income (loss) per share
    Basic                                $  (0.05)  $  (0.03)
    Diluted                              $  (0.05)  $  (0.03)



See accompanying notes to consolidated financial statements.












                                    5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD ENDED MARCH 31, 2003
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100   $  14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net Income               -           -         -         142        142

Minimum pension
Liability adjustment,
Net of unrecognized
Prior service costs,
No net tax effect        -           -      (120)          -       (120)

Unrealized Gain(Loss)    -           -         3           -          3
                   -------   ---------   -------   ---------   --------
Balance 12/31/02   $   100  $   14,839   $  (140)  $ (13,723)  $  1,076
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -        (539)      (539)

Unrealized Gain(Loss)    -           -         2           -          2

Capital Contribution     -           2         -           -          2
                   -------   ---------   -------   ---------   --------
Balance 3/31/03    $   100  $   14,841   $  (138)  $ (14,262)  $    541
                   =======   =========   =======   =========   ========




















                                    6
                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   For the Three Months
                                                    Ended March 31,
                                                   2003            2002
                                                      (In thousands)
Cash flows from operating activities:
   Net loss                                        $  (539)   $     (347)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                    (9)            -
   Depreciation and amortization                        91            60
   Decrease (increase) in receivables                  464           (53)
   Provision for losses on accounts receivable          (1)            17
   Decrease (increase) in inventories               (1,064)         (301)
   Decrease (increase) in other current assets        (289)            5
   Increase (decrease) in accounts payable           1,623            84
   Increase (decrease) in accrued salaries and
      other current liabilities                       (221)          (33)
   Deferred gross profit on estimated returns         (365)            -
                                                  --------       --------
   Net cash used in
      operating activities                            (310)         (568)
                                                  --------       --------
Cash flows used in investing activities:
   Purchased of fixed assets                           (30)          (28)
   Short-term loan to related party                      -          (301)
   Sale of investment in partnership                     -           420
                                                  --------       --------
   Net cash provided by (used in)
      investing activities                             (30)            91
                                                  --------       --------
Cash flows from financing activities:
   Repayments of long-term debt                        (52)         (678)
   Proceeds from long-term debt                          -           332
   Repayment of obligations under capital leases        (4)         (319)
   Proceeds from stock issuance                          2             -
   Net increase in lines of credit                     153           971
   Proceeds from short-term debt                        50           150
   Repayments of short-term debt                       (58)          (17)
                                                  --------       --------
   Net cash provided by financing activities            91           439
                                                  --------       --------
Net decrease in cash and equivalents      	      (249)          (38)
Cash and equivalents at beginning of period            447           177
                                                  --------       --------
Cash and equivalents at end of period              $   198       $   139
                                                  ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest         $    52        $    62
                                                  ========       ========

See accompanying notes to consolidated financial statements.

                                    7
                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with accounting principals generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of March 31, 2003, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West
LLC ("Houze West").  In December of 2002 Houze West was dissolved.   The
Company had transferred all of the operations of Houze West to Houze as of December 31, 1998. In addition as of March 31, 2003, the Company had a 17.92% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method due to the Company's influence over BB.com.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello and Beaufort, South Carolina. The Company's principal executive offices are located at 24 Gadsden Street, Suite C, Charleston, SC 29401.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Reclassifications: Investments at Houze has been reclassified to conform to the current year presentation.


                                    8
Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,016,615 and 10,014,032 for March 31, 2003 and March 31, 2002, respectively.

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

 (2)  Federal Income Taxes

The Company's effective tax rate in the first quarter of fiscal 2003 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended March 31, 2003
                             (In thousands)

Income (Loss) before income taxes           $    (539)
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)             (189)

Increase resulting from reversal of
    Deferred tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                   0

Valuation allowance adjustment                    190

Permanent differences and other                     3

Adjustment of Prior Year Accruals                  (4)
                                             --------
                                                    0












                                    9


 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            March 31,      December 31,
                                              2003            2002
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    2,028        $   1,489
     Work in process                              457              463
     Finished goods                             1,087              575
                                            ---------         --------
                                           $    3,572        $   2,527
     Reserve                                     (157)            (176)
                                            ---------         --------
                                           $    3,415        $   2,351
                                            =========         ========


(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At March 31, 2003 and 2002, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended March 31, 2003.

The Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Since this asset stems from multiple years, the amortization period varies from 4 to 12 years depending on the year it was created.













                                    10
(5)  Short-term Borrowings

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by Mr. Sanford and are collateralized by Houze's equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze was not in compliance with some of these covenants. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt. The bank may call this demand line of credit at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

During 2002, Numo executed a revolving line of credit with Comerica Bank of Texas under which Numo can borrow up to $2,500,000. The line expires March 1, 2004. Interest is at the bank's prime rate. Advances are collateralized by Numo's accounts receivable and inventory and are guaranteed by the Company. Advances are limited to 80% of Numo's under 90-day accounts receivable and 50% of its raw materials inventory. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term.


Additional short-term borrowings include:

                                              March 31,      December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)


Line of credit at Houze (see above)         $     575        $    585

Line of credit at Numo  (see above)             1,663           1,500

Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  The loan was due to mature on January
18, 2003.  On January 6, 2003, Big Tree Road,
LLC, extended the maturity date to July 18,
2003.  Interest is payable monthly at 4% plus
prime.  The loan is personally guaranteed by
Mr. Sanford and collateralized by his 3%
interest in Blind John, LLC and 972,326 shares
of the Company's stock.                            468             468



                                    11
Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.      13              15

Loans from Frank Zanin, CFO, CEO, and a director
of the Company. Interest payable at prime.
                                                    50              56
                                              ---------        --------

   Total short-term borrowings               $   2,769         $ 2,624
                                              =========        ========

(5)  Notes Payable to Affiliates and Others

Long term debt consists of the following:
                                              March 31,      December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)
Note payable to Comerica Bank of Texas.  Principal
payments of $3,949 payable monthly, plus interest
at the bank's prime rate.  The note matures on
March 1, 2009.  The original liability totaled
$332,000.  The note is secured by the Company's
receivables, inventory and equipment and is
guaranteed by the Company.                          284         296


Equipment line of credit with Comerica Bank of
Texas, under which Numo can borrow up to
$250,000.  The line can only be used to purchase
equipment.  Interest is calculated at the bank's
prime rate.  Advances on the line are limited
to 80% of the equipment's purchase price.  The
line is secured by new equipment purchased and
is guaranteed by the Company.  The note matures
in October 2007.                                    114         123


Note to Suncrest Commerce Center LLC in
satisfaction of Houze West lease liability.
The original liability totaled $150,000.
Principal payments of $25,000 plus interest
at 7% are due annually.  Secured by letter of
credit at Numo for $107,000, which expires in
January 2004, to be renewed annually at a
decreased amount through January 2007.  The
line names Suncrest as beneficiary.  This
letter of credit remained unused at
March 31, 2003.                                     100         100







                                    12
Liability pursuant to purchase agreement with
Kerry's Etcetera (see Note 7 below) whereby
Numo pays the previous owner, Mr. Turner,
$7,000 per month for 105 months.  The original
liability totaled $735,000.  The present value
of these payments was calculated at Numo's
current borrowing rate of 4.75% and originally
equaled $600,433.  The discount is being
amortized over 105 months, the term of the
liability.  The balance shown is net of the
unamortized discount of $108,000 at March 31,
2003.                                               446         477
                                              ---------   ---------
                                                    944         996
Less current portion                               (489)       (511)
                                              ----------  ----------
     Total long-term debt                     $     455   $     485
                                              ==========  ==========


 (6)  Commitments and Contingencies

For the three months ended March 31, 2003, the Company has incurred losses from operations of $0.54 million and the Company had an accumulated deficit of $14.3 million and a consolidated working capital deficit of $0.7 million.

For the three months ended March 31, 2002, the Company incurred losses from operations of $0.35 million and the Company had an accumulated deficit of $14.2 million and a consolidated working capital deficit of $0.3 million.

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







                                    13
(7)  Acquisitions, Dispositions and Formations

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (ES) for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of John Sanford, the Company's President. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth months. On November 10, 2001, the loan was assigned to Big Tree Rd, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. The weighted average interest rate during 2002 was 8.68%. The investment in ES was sold in March 2002.

On April 5, 2001, the Company formed a wholly owned subsidiary, WBSC, to manage operations of the parent company.

In February 2002, the Company formed TS, a South Carolina corporation, to market, distribute and sell promotional products. In September 2002, TS ceased operations.

On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator, pursuant to an asset purchase agreement. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's September 3, 2002, borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time. If Numo terminates the agreement, all Kerry's Etcetera assets remaining in Numo's possession at the date of termination will be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month to Mr. Turner or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void. The intangible asset will be amortized over three years, the life of the agreement.




                                    14
The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Kerry's Etcetera. The accompanying consolidated financial statements include operations of the subsidiary as of the date of acquisition. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

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
                                                             =======

 (8) Related Party Transactions

There were no charges from affiliates for the quarter ending March 31, 2003 and the year ending December 31, 2002 that were not eliminated in consolidation.

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

As discussed in Note 7, Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the quarter ended March 31,
2003, equaled $15,969.   In addition to the month-to-month lease, as of
March 31, 2003 Numo has loaned Mr. Turner $51,000 as an employee loan.

During 2003 and 2002, Houze rented warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2002 nor is any rent expected to be paid in 2003.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.







                                    15
 (9) Going Concern

The Company had a net loss of $539,000 for the quarter ended March 31, 2003, and had stockholders' equity of $541,000 and a working capital deficit of $689,000 as of March 31, 2003. Part of the working capital deficit was due to the reclassification of $325,000 of long-term debt to short term due to non-compliance with debt covenants. The sale to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases may have a negative impact on 2003 cash flow and may require the Company to obtain additional working capital to fund this return. In addition, the Company has experienced several years of sales growth, which has increased the need for working capital. These factors create an uncertainty as to how the company will fund operations and maintain sufficient cash flow to operate as a going concern.

Management has discussed a repayment plan of $50,000 per month with the accounts receivable department of Wal-Mart. In addition, all current sales to Wal-Mart would be applied to the amount due until paid in full.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining its financing from its bank and acceptance of a repayment plan by Wal-Mart. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

 (10)  Subsequent Events

On April 10, 2003, the American Flint Glass Workers Union, which represents employees of Houze, and Houze reached a tentative agreement. The term of the new agreement will be two years. The written agreement has not been finalized as of this date. The majority of the agreement remains the same as the previous agreement; however, changes to wages, health insurance benefits, and retirement benefits were made in the new agreement. None of the changes will have a material impact on the financial statements.












                                    16
On April 21, 2003, the Board of Directors adopted the 2003 Equity Incentive Plan, or the Plan, subject to the approval of the shareholders of the Company. The Company intends to use the Plan to grant equity compensation to employees, Directors and other service providers. If the Plan is approved, 1,500,000 shares of Common Stock will be authorized for issuance under the Plan. Incentive stock options, or ISOs, and nonqualified stock options, or NSOs, may be granted under the plan. In addition, rights to purchase Common Stock, or stock purchase rights, may also be granted under the Plan.

As of April 21, 2003, the Company had not granted any stock options or stock purchase rights under the Plan. On the same date, 10,021,532 shares of the Company's Common Stock were outstanding.

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






                                    17
As of March 31, 2003, Houze holds a demand line of credit with a maximum availability of $800,000. As of March 31, 2003, Houze had drawn down $575,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000 and again on August 20, 2002, from $1,500,000 to $2,500,000. As of March 31, 2003, Numo had
drawn down $1,663,000 on this line of credit, the term loan had a balance of $284,000, and the balance on the equipment line of credit was $114,000.

During 2002 and 2003, the Company borrowed the following amounts from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for
WBSC:
January 23, 2002      $25,000
September 16, 2002    $ 6,500
December 11, 2002     $50,000
March 14, 2003        $50,000
These notes all had an interest rate of prime and as of March 31, 2003, only the $50,000 from March 14, 2003 remained outstanding.

On February 22, 2002, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note was payable in three months with interest calculated at 10% per annum. In addition the Company paid a $2,250 loan commitment fee on May 23, 2002 to
the outside investor.   The note was paid in full in August 2002.



                                    18
On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of March 31, 2003 was $13,000.

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

As previously reported in the Company's Annual Report on Form 10-KSB, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

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

Results of Operations

Three Months Ended March 31, 2003 Compared with the Three Months Ended March 31, 2002

Net sales for the first quarter were $4.4 million an increase of $1.0 million, or 29.4% over the three months ended March 31, 2002. The increase was primarily attributable to increased sales by Numo. Numo's sales for the first quarter of 2003 were $3.3 million, an increase of $0.9 million, or 36.7% over the three months ended March 31, 2002. Houze's sales were $1.1 million for the first quarter of 2003, an increase of $0.1, or 10% over the first quarter of 2002.

Gross Profit increased to $0.9 million for the three months ended March 31, 2003 as compared to $0.7 million for the three months ended March 31, 2002. The gross profit as a percent of sales, however, stayed constant from quarter to quarter.




                                    19
The increase in selling, general and administrative expenses continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Item 3.     Controls and Procedures

Based on the Company's most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer (the principal executive officer) believes the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.







































                                    20
Part II. Other Information

Item 1.  Legal Proceedings  Not Applicable

Item 2.  Changes in Securities  Not Applicable

Item 3.  Defaults Upon Senior Securities

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and access to a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan.

On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000. On August 20, 2002 the revolving line of credit was increased from $1,500,000 to $2,500,000. As of March 31, 2003, Numo had drawn down $1,663,000 on this line of credit and the term loan had a balance of $284,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made year to date. As of March 31, 2003, the balance on the equipment line of credit was $114,000. Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of March 31, 2003, Numo met one of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $398,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at March 31, 2003. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders  Not
            Applicable

Item 5.  Other Information  Not Applicable






                                    21
Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits


         99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
       of 2002.*

         --------------------
         *  being filed herewith


   (b)   Reports on Form 8-K

        The Registrant did not file any reports on Form 8-K during the three months ended March 31, 2003.







































                                    22

                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  May 14, 2003               By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer







































                                    23
CERTIFICATIONS

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and




                                    24
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2003
      ---------------------


/s/ Frank J. Zanin, Jr.
---------------------------
Frank J. Zanin, Jr.
Chief Executive Officer and
Chief Financial Officer







































                                    25
Exhibit No. Description of Exhibit
----------- -----------------------


      99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         ------------------------
         *  being filed herewith














































                                    26

Exhibit 99.1

                         Wilson Brothers USA, Inc.
                        Certification Pursuant To
                         18 U.S.C. Section 1350,
                          As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Frank J. Zanin, Jr.
------------------------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
May 14, 2003






















                                    27


14