Form 10QSB
period 2003-06-30
WILSON BROTHERS USA INC
filed 2003-08-13
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2003

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


                              10,021,532
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 13, 2003)

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)
















                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of June 30, 2003            3
            (unaudited) and December 31, 2002

          b)Statements of Operations for the Three Months and          5
            Six Months Ended June 30, 2003 and 2002 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Period Ended June 30, 2003 (unaudited)

          d)Statements of Cash Flows for the Six Months Ended          7
            June 30, 2003 and 2002 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         18
            Condition and Results of Operations

   Item 3.  Controls and Procedures                                   21

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         22

   Item 2.  Changes in Securities                                     22

   Item 3.  Defaults Upon Senior Securities                           22

   Item 4.  Submission of Matters to a Vote of Securities Holders     22

   Item 5.  Other Information                                         23

   Item 6.  Exhibits and Reports on Form 8-K                          23

   Signatures                                                         24














                                    2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               June 30,     December 31,
                                                 2003           2002
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      335    $        447
    Receivables, less allowance of
     $261,000 in 2003 and $320,000 in 2002         3,605           2,960
    Inventories                                    3,686           2,351
    Other                                            345             134
                                             ------------   -------------
         Total current assets                      7,971           5,892
                                             ------------   -------------
Goodwill                                             317             317
Trademark                                             61              61
Non-compete agreement, less accumulated
    amortization of $14,000 in 2003 and
    $6,000 in 2002                                    36              44
Unrecognized prior service cost                       72              72
Properties and Equipment, at cost less
  accumulated depreciation of
  $2,839,000 in 2003 and $2,661,000 in 2002        1,444           1,555
Other non-current assets                             103             111
                                              -----------    ------------
                                              $   10,004     $     8,052
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    3,498     $     2,624
    Current portion of notes payable                 164             511
    Short-term portion of obligation under
      capital leases                                  17              17
    Trade accounts payable                         3,643           1,473
    Accrued salaries and
     other employee costs                            537             354
    Accrued interest due others                        8              22
    Deferred gross profit on estimated returns         -             365
    Other current liabilities                        274             696
                                              -----------    ------------
          Total current liabilities                8,141           6,062
                                              -----------    ------------

Notes payable to others                              744             485
Obligations under capital leases                      30              36
Non-current portion of pension liability             246             246
Other liabilities                                    132             138
                                              -----------    ------------
                                                   1,152             905
                                              -----------    ------------
                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,021,532 shares in 2003
    and 10,014,032 in 2002                           100            100
Capital in excess of par value                    14,841         14,839
Accumulated other comprehensive income              (143)          (140)
Accumulated deficit                              (14,087)       (13,723)
                                                 ---------    ---------
                                                     711          1,076
Minority interest in consolidated subsidiary           -              9
                                                 ---------    ---------
                                                     711          1,085
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $10,004      $   8,052
                                                 =========    =========


See accompanying notes to consolidated financial statements.

































                                    4




                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                             For the Three Months     For the Six Months
                                 Ended June 30,         Ended June 30,
                                2003       2002        2003       2002
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  6,124   $  4,992    $  10,496   $  8,373

Cost of sales                   4,365      3,482        7,862      6,161
Selling, general and
administrative expenses         1,528      1,138        2,925      2,171
                             --------   --------     --------   --------
Total Expenses                  5,893      4,620       10,787      8,332
                             --------   --------     --------   --------
Income (loss) from operations     231        372         (291)        41
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 57         51           96        108
  Other, net                       (1)       (12)         (23)       (54)
                             --------   --------     --------    -------
                                   56         39           73         54
                             --------   --------     --------    -------
    Income (loss) from
     operations before provision
     for income taxes             175        333         (364)       (13)
                             --------   --------      -------    -------
Income tax provision (benefit)      -          -            -          -
        Net income (loss)         175        333         (364)       (13)
                             ========   ========    =========  ==========
Income (loss) per share
    Basic                    $   0.02   $   0.03     $  (0.04)   $  0.00
    Diluted                  $   0.02   $   0.03     $  (0.04)   $  0.00















                                    5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD ENDED JUNE 30, 2003
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100   $  14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net Income               -           -         -         142        142

Minimum pension
Liability adjustment,
Net of unrecognized
Prior service costs,
No net tax effect        -           -      (120)          -       (120)

Unrealized Gain(Loss)    -           -         3           -          3
                   -------   ---------   -------   ---------   --------
Balance 12/31/02   $   100  $   14,839   $  (140)  $ (13,723)  $  1,076
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -        (364)      (364)

Unrealized Gain(Loss)    -           -        (3)          -         (3)

Capital Contribution     -           2         -           -          2
                   -------   ---------   -------   ---------   --------
Balance 6/30/03    $   100  $   14,841   $  (143)  $ (14,087)  $    711
                   =======   =========   =======   =========   ========





















                                    6
                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    For the Six Months
                                                      Ended June 30,
                                                   2003            2002
                                                      (In thousands)
Cash flows from operating activities:
   Net loss                                        $  (364)   $      (13)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                    (9)            -
   Depreciation and amortization                       185           121
   Decrease (increase) in receivables                 (586)         (760)
   Provision for losses on accounts receivable         (59)           64
   Loss on sale of fixed assets                          -             3
   Decrease (increase) in inventories               (1,335)         (556)
   Decrease (increase) in other current assets        (211)          (57)
   Increase (decrease) in accounts payable           2,170           438
   Increase (decrease) in accrued salaries and
      other current liabilities                       (253)          128
   Deferred gross profit on estimated returns         (365)            -
                                                   --------      --------
   Net cash used in
      operating activities                            (827)         (632)
                                                   --------      --------
Cash flows used in investing activities:
   Purchased of fixed assets                           (67)         (122)
   Proceeds from sale of fixed assets                    -             1
   Short-term loan to related party                      -          (301)
   Repayment of short-term loan to related party         -           301
   Sale of investment in partnership                     -           420
                                                   --------      --------
   Net cash provided by (used in)
      investing activities                             (67)          299
                                                   --------      --------
Cash flows from financing activities:
   Repayments of long-term debt                        (88)         (694)
   Proceeds from long-term debt                          -           332
   Repayment of obligations under capital leases        (6)         (319)
   Proceeds from stock issuance                          2             -
   Net increase in lines of credit                     882         1,002
   Proceeds from short-term debt                        50           150
   Repayments of short-term debt                       (58)            -
                                                   --------      --------
   Net cash provided by financing activities           782           471
                                                   --------      --------
Net increase (decrease) in cash and equivalents       (112)          138
Cash and equivalents at beginning of period            447           177
                                                   --------      --------
Cash and equivalents at end of period              $   335       $   315
                                                   ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest          $   110       $   123
                                                   ========      ========
See accompanying notes to consolidated financial statements.
                                    7
                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with accounting principals generally accepted in the United States of America
(GAAP) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2002.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of June 30, 2003, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West
LLC ("Houze West").  In December of 2002 Houze West was dissolved.   The
Company had transferred all of the operations of Houze West to Houze as of December 31, 1998. In addition as of June 30, 2003, the Company had a 17.92% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method due to the Company's influence over BB.com.

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

Reclassifications Houze reclassed $12,000 from investments to fixed assets and Numo reclassed $43,000 from other expenses to selling, general and administrative expenses to conform to the current year presentation.


                                    8
Employee Stock Based Compensation

The Company has adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. For the six months ended June 30, 2003, no options were granted.

Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,019,087 and 10,014,032 for June 30, 2003 and June 30, 2002, respectively.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The new statement revises the accounting for goodwill and other intangible assets. The Company has implemented the new standard during the first quarter of fiscal year 2002. See note 4 for more information.

 (2)  Federal Income Taxes

The Company's effective tax rate in the second quarter of fiscal 2003 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended June 30, 2003
                             (In thousands)
Income (Loss) before income taxes           $    (364)
Statutory Rate                                     35%
                                             --------
Total computed tax expense (benefit)             (127)

Increase resulting from reversal of
    Deferred tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                   0

Valuation allowance adjustment                    128

Permanent differences and other                     3

Adjustment of Prior Year Accruals                  (4)
                                             --------
                                                    0



                                    9

 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            June 30,      December 31,
                                              2003            2002
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    2,296        $   1,489
     Work in process                              455              463
     Finished goods                             1,093              575
                                            ---------         --------
                                           $    3,844        $   2,527
     Reserve                                     (158)            (176)
                                            ---------         --------
                                           $    3,686        $   2,351
                                            =========         ========


(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At June 30, 2003 and 2002, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended June 30, 2003.

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

During 2002, Numo executed a revolving line of credit with Comerica Bank of Texas under which Numo can borrow up to $2,500,000. The line expires March 1, 2004. Interest is at the bank's prime rate. Advances are collateralized by Numo's accounts receivable and inventory and are guaranteed by the Company. Advances are limited to 80% of Numo's under 90-day accounts receivable and 50% of its raw materials inventory. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. On July 10, 2003, the line of credit availability was increased to $3,000,000.

Additional short-term borrowings include:

                                               June 30,      December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)

Line of credit at Houze   see above          $     575        $    585

Line of credit at Numo   see above               2,393           1,500

Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  The loan is due to mature on July
18, 2003.  On July 7, 2003, Big Tree Road,
LLC, extended the maturity date to July 18,
2004 and the Company agreed to reduce the
principal balance by $5,000 per month over
the next 12 months. Interest is payable monthly
at 4% plus prime.  The loan is personally
guaranteed by Mr. Sanford and collateralized
by his 3% interest in Blind John, LLC and
972,326 shares of the Company's stock.             468             468


                                    11
Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.      12              15

Loans from Frank Zanin, CFO, CEO, and a director
of the Company. Interest payable at prime.
                                                    50              56
                                              ---------        --------

   Total short-term borrowings               $   3,498         $ 2,624
                                              =========        ========

(5)  Notes Payable to Affiliates and Others

Long term debt consists of the following:
                                               June 30,      December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)
Note payable to Comerica Bank of Texas.  Principal
payments of $3,949 payable monthly, plus interest
at the bank's prime rate.  The note matures on
March 1, 2009.  The original liability totaled
$332,000.  The note is secured by the Company's
receivables, inventory and equipment and is
guaranteed by the Company.                          272         296


Equipment line of credit with Comerica Bank of
Texas, under which Numo can borrow up to
$250,000.  The line can only be used to purchase
equipment.  Interest is calculated at the bank's
prime rate.  Advances on the line are limited
to 80% of the equipment's purchase price.  The
line is secured by new equipment purchased and
is guaranteed by the Company.  The note matures
in October 2007.                                    114         123


Note to Suncrest Commerce Center LLC in
satisfaction of Houze West lease liability.
The original liability totaled $150,000.
Principal payments of $25,000 plus interest
at 7% are due annually.  Secured by letter of
credit at Numo for $107,000, which expires in
January 2004, to be renewed annually at a
decreased amount through January 2007.  The
line names Suncrest as beneficiary.  This
letter of credit remained unused at
June 30, 2003.                                      100         100







                                    12
Liability pursuant to purchase agreement with
Kerry's Etcetera (see Note 7 below) whereby
Numo pays the previous owner, Mr. Turner,
$7,000 per month for 105 months.  The original
liability totaled $735,000.  The present value
of these payments was calculated at Numo's
current borrowing rate of 4.75% and originally
equaled $600,433.  The discount is being
amortized over 105 months, the term of the
liability.  The balance shown is net of the
unamortized discount of $104,000 at June 30,
2003.                                               422         477
                                              ---------   ---------
                                                    908         996
Less current portion                               (164)       (511)
                                              ----------  ----------
     Total long-term debt                     $     744   $     485
                                              ==========  ==========


 (6)  Commitments and Contingencies

For the six months ended June 30, 2003, the Company has incurred losses of $0.36 million and the Company had an accumulated deficit of $14.1 million and a consolidated working capital deficit of $0.17 million.

For the six months ended June 30, 2002, the Company has incurred losses of $0.01 million and the Company had an accumulated deficit of $13.9 million and a consolidated working capital deficit of $0.23 million.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

The Company is from time to time involved in routine litigation incidental to its business, the outcome of which in the opinion of management will not have a material adverse effect on the Company's consolidated financial position or results of operations.









                                    13
(7)  Acquisitions, Dispositions and Formations

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (ES) for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of John Sanford, the Company's President. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth months. On November 10, 2001, the loan was assigned to Big Tree Road, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. The interest rate remains 4% plus prime. The weighted average interest rate during 2002 was 8.68%. The investment in ES was sold in March 2002.

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
                                                             =======

 (8) Related Party Transactions

There were no charges from affiliates for the quarter ending June 30, 2003 and the year ending December 31, 2002 that were not eliminated in consolidation.

Included in other current assets is $27,000 due from BB.com, which assumed the liability from one of its employees during 2003.

On March 13, 2002, the Company loaned $301,000 to BB.com, an unconsolidated subsidiary. On April 3, 2002, the loan was repaid in full.

During 2002, the Company moved its corporate office to an office owned by Mr. Zanin, who charges the Company no rent for use of this space.

As discussed in Note 7, Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the six months ending June
30, 2003, equaled $32,000.   In addition to the month-to-month lease, as
of June 30, 2003 Numo has loaned Mr. Turner $50,000 as an employee loan. An interest rate for the employee loan has not been agreed to as of June 30, 2003.

During 2003 and 2002, Houze rented warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2002 nor is any rent expected to be paid in 2003.

Information concerning certain other transactions between the Company and other corporations or entities which may be deemed to be affiliates or related parties of the Company is included elsewhere herein.





                                    15
 (9) Going Concern

The Company had a net loss of $364,000 for the six months ending June 30, 2003, and had stockholders' equity of $711,000 and a working capital deficit of $170,000 as of June 30, 2003. The sale to Wal-Mart and subsequent return of $1,292,000 of the merchandise it had purchased in the fiscal year ended 2002 has had a negative impact on 2003 cash flow and has required the Company to obtain additional working capital to fund this return. In addition, the Company has experienced several years of sales growth, which has increased the need for working capital. These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

All current sales by the Company to Wal-Mart are being applied to the $1,292,000 amount due to Wal-Mart until paid in full. As of June 30, 2003, the amount owed to Wal-Mart was approximately $650,000.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining its credit facilities from its current lenders and repayment to Wal-Mart for the return of merchandise. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

 (10) Stock Options

On June 2, 2003, the 2003 Equity Incentive plan was approved by the Company's shareholders at the Company's 2003 Annual Meeting of Shareholders. Under the plan 1,500,000 shares of the Company's Common are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. As of June 30, 2003, no options have been granted under the plan.

 (11) Employees

On April 10, 2003, the American Flint Glass Workers Union, which represents employees of Houze, and Houze reached a tentative agreement. The term of the new agreement will be two years. The written agreement has not been finalized as of this date. The majority of the agreement remains the same as the previous agreement; however, changes to wages, health insurance benefits, and retirement benefits were made in the new agreement. None of the changes will have a material impact on the financial statements of the Company.




                                    16

 (12) Subsequent Events

On July 10, 2003, Numo amended its Master Revolving Note, Credit
Agreement (Third Amendment) and Advance Formula Agreement (First
Amendment) with Comerica Bank of Texas.   The amendments increase the
line of credit available to Numo from $2,500,000 to $3,000,000, adjust the debt to effective tangible net worth ratio, and expand the definition of eligible inventory to include some finished goods.

The amendments require Numo maintain a debt to effective tangible net worth ratio as of June 30, 2003 of not more than 5.00 to 1.00; as of September 30, 2003, of not more than 3.50 to 1.00; and as of the end of each fiscal quarter thereafter, of not more than 2.50 to 1.00.

The amendments also allow Numo to include as eligible inventory in its borrowing base finished goods of $450,000 from the date of the amendments until November 29, 2003; and finished goods of $250,000 until December 30, 2003. After December 30 2003, finished goods will not be included in the definition of eligible inventory.

On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. relating to Old Plantation Foods, a specialty foods preparation business pursuant to an asset purchase agreement. Under the agreement, the Company paid the Seller, Shamrock Cake Company, Inc., $32,500 in cash, $85,000 as a 120 day payable, and a promissory note in the principal amount of $225,000. Principal on the note is due as follows:
$37,880 is due August 29, 2003 and $62,373 is due on each July 15, 2004,
2005 and 2006.   Interest on the promissory note will accrue at prime
plus 2%. The note is secured by the assets purchased by the Company and is personally guaranteed by the Company's President, John Sanford. The total purchase amount, $342,500, was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six
months and a 5,000 square foot warehouse facility for three months.   The
aggregate rent for both facilities for the first three months will be $2,000 per month and rent for the last three months is $8,500 per month.

In connection with the asset purchase, Shamrock Cake Company, Inc., William R. Moser, and officer and director of Shamrock, and Eleanor B. Moser, and officer, director and the sole shareholder of Shamrock signed a non-compete agreement for a period of three years from July 29, 2003. Shamrock Cake Company and Mr. and Mrs. Moser cannot engage, directly or indirectly, in any business, which directly or indirectly competes against Numo in the business of specialty food preparation in the United States. The intangible asset will be amortized over three years, the life of the agreement.

The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Old Plantation Foods. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.



                                    17
The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment                                      $    38
Inventory                                                         85
Non-compete agreement                                             50
Goodwill                                                         170
                                                             -------
                                                             $   343
                                                             =======


On July 21, 2003, the Company borrowed $10,000 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. Interest is payable at prime.

On July 7, 2003, Big Tree Road, LLC, extended the maturity date of its loan to the Company to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the next 12 months.

As of June 30, 2003, Numo is negotiating to purchase a 206,000 square foot manufacturing facility in Kaufman, TX in order to consolidate Numo's operations under one roof. The estimated purchase price is $2,125,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company or its subsidiaries to maintain their credit facilities; whether the Company's lenders will demand the outstanding blance of loans to the Company; and other risk factors listed from time to time in the Company's periodic reports.

                                    18
Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

As of June 30, 2003, Houze holds a demand line of credit with a maximum availability of $800,000. As of June 30, 2003, Houze had drawn down $575,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000, on August 20, 2002, from $1,500,000 to $2,500,000 and on July 10, 2003 the revolving line of credit was increased from $2,500,000 to $3,000,000. As of June 30, 2003, Numo had drawn down $2,393,000 on this line of credit, the term loan had a balance of $272,000, and the balance on the equipment line of credit was $114,000.













                                    19
During 2002 and 2003, the Company borrowed the following amounts from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for
WBSC:
January 23, 2002      $25,000
September 16, 2002    $ 6,500
December 11, 2002     $50,000
March 14, 2003        $50,000
July 21, 2003         $10,000
These notes all had an interest rate of prime and as of June 30, 2003, only the $50,000 from March 14, 2003 remained outstanding. On July 21, 2003 Mr. Zanin made an additional loan to the Company of $10,000, which also remains outstanding.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of June 30, 2003 was $12,000.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the twenty-four months after the stock sale or has sales less than $2.0 million for any twelve month period occurring prior to the twenty-four months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable
quarterly over five years in favor of the BB.com investors.   As of June
30, 2003, the Company is not obligated under its guarantee.

As previously reported in the Company's Annual Report on Form 10-KSB, the Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, maintaining and obtaining new financing from banks or others and repaying amounts owed to Wal-Mart in connection with the return of merchandise by Wal-Mart. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

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






                                    20
Results of Operations

Three Months Ended June 30, 2003 Compared with the Three Months Ended June 30, 2002

Net sales for the second quarter was $6.1 million, an increase of $1.1 million, or 23.0% over the three months ended June 30, 2002. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the second quarter were $5.2 million, an increase of $.99 million, or 23.5% over the three months ended June 30, 2002. Houze's sales decreased slightly offsetting Numo's increase.

Gross profit increased $0.25 million, or 16.72% in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. The increase was primarily attributable to an increase in Numo's gross profit margin. Numo has been expanding its product line and is introducing many new items that have higher gross profit margins.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development and an increase in the accounting and administrative staff.

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

The increase in selling, general and administrative expense is due to increases in spending on advertising and promotional efforts, customer service efforts, new market development.


Item 3.     Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial





                                    21

Officer provide that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Part II. Other Information

Item 1.  Legal Proceedings    Not Applicable

Item 2.  Changes in Securities    Not Applicable

Item 3.  Defaults Upon Senior Securities    Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on June 2, 2003 to
vote upon three issues: the election of   Michael E. Hicks, John H.
Sanford, Brett R. Smith, David N. Stedman, Peter T. Valinski and Frank J. Zanin, Jr. as members of the Board of Directors; approval of the Company's 2003 Equity Incentive Plan; and the ratification of the appointment of Pratt-Thomas, Gumb & Co. as the Company's independent
auditors for the fiscal year ended December 31, 2003.   The following are
the number of votes for and against each Board of Director and other matters.


                          Election of Directors
                          ---------------------

                                   For          Against

Michael E. Hicks                 7,319,553       16,143
John H. Sanford                  7,318,862       16,834
Brett R. Smith                   7,319,826       15,870
David N. Stedman                 7,319,819       15,877
Peter T. Valinski                7,316,299       19,397
Frank J. Zanin, Jr.              7,319,371       16,325








                                    22
                  Approve the 2003 Equity Incentive Plan
                  --------------------------------------

                    For         Against     Abstain

                 5,733,033      363,283      16,898



        Ratification of the appointment of Pratt-Thomas, Gumb & Co., as the Company's independent auditors.
                  -------------------------------------

                       For       Against     Abstain

                    7,320,290      571        14,835



Item 5.  Other Information   Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1   Master Revolving Note, Third Amendment to Credit
                Agreement and First Amendment to Advance Formula
                Agreement between Numo Manufacturing, Inc. and Comerica Bank of Texas dated July 10, 2003.*

         10.2   Wilson Brothers USA, Inc. 2003 Equity Incentive Plan.*

         31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.*

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. [Furnished in accordance with the guidance of the Securities and Exchange Commission published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]*

         --------------------
         *  being filed herewith


   (b)   Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the Three-month period ended June 30, 2003.


                                    23
                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  August 13, 2003            By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer







































                                    24

Exhibit No. Description of Exhibit
----------- -----------------------

         10.1   Master Revolving Note, Third Amendment to Credit
                Agreement and First Amendment to Advance Formula
                Agreement between Numo Manufacturing, Inc. and Comerica Bank of Texas dated July 10, 2003.*

         10.2   Wilson Brothers USA, Inc. 2003 Equity Incentive Plan.*

         31.1 Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.*

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. [Furnished in accordance with the guidance of the Securities and Exchange Commission published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934, as amended.]*

         ------------------------
         *  being filed herewith































                                    25
Exhibit 10.1


              THIRD AMENDMENT TO CREDIT AGREEMENT AND
           FIRST AMENDMENT TO ADVANCE FORMULA AGREEMENT

THIS THIRD AMENDMENT TO CREDIT AGREEMENT AND FIRST
AMENDMENT TO ADVANCE FORMULA AGREEMENT (herein called this "Amendment") made as of July 10, 2003 by and among NUMO MANUFACTURING, INC., a Texas corporation ("Borrower"), and COMERICA BANK ("Bank"), successor to Comerica Bank-Texas.

                       W I T N E S S E T H:

WHEREAS, Borrower and Bank entered into that certain Credit Agreement dated as of March 1, 2002 (as amended, supplemented, or restated to the date hereof, the "Original Credit Agreement"), for the purpose and consideration therein expressed, whereby Bank became obligated to make loans to Borrower as therein provided; and

WHEREAS, pursuant to the Original Credit Agreement, Borrower and Bank entered into that certain Advance Formula Agreement dated as of March 1, 2002 (as amended, supplemented, or restated to the date hereof, the "Original Advance Formula Agreement"), for the purpose and consideration therein expressed; and

WHEREAS, Borrower and Bank desire to amend the Original Credit Agreement and the Original Advance Formula Agreement as set forth herein;

NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements contained herein and in the Original Credit Agreement and the Original Advance Formula Agreement, in consideration of the loans which may hereafter be made by Bank to Borrower, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby agree as follows:

                            ARTICLE I.

                    Definitions and References

Section 1.1. Terms Defined in the Original Credit Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Original Credit Agreement shall have the same meanings whenever used in this Amendment.

Section 1.2. Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

"Amendment" means this Third Amendment to Credit Agreement and First Amendment to Advance Formula Agreement.

"Amendment Documents" means this Amendment, the Renewal Note and all other documents executed pursuant hereto or thereto.

"Credit Agreement" means the Original Credit Agreement as amended hereby.

"Original Note" means the "Revolving Credit Note" referred to and defined as such in the Original Credit Agreement.
"Renewal Note" means the renewal promissory note of Borrower attached hereto as Exhibit A, expressly renewing and extending the Original Note.

                            ARTICLE II.

Amendment to Original Credit Agreement and Original Advance Formula
Agreement

Section 2.1. Amendment of Current Defined Terms. The following definitions in Section 1.1 of the Original Credit Agreement are hereby amended in their entirety to read as follows:

"'Revolving Credit Maximum Amount' shall mean the lesser of (a)
$3,000,000, or (b) the maximum amount permitted by an advance formula agreement, if applicable."

"'Revolving Credit Note' shall mean the Revolving Credit Note dated July 10, 2003 in the maximum original principal amount of $3,000,000 made by Borrower payable to the order of the Bank, as the same may be renewed, extended, modified, increased or restated from time to time."

Section 2.2. Revolving Loans. The second sentence of the fifth paragraph of Section 2.2 of the Original Credit Agreement is hereby amended in its entirety to read as follows:

"Such fee shall be computed and shall be payable quarterly in arrears as of the end of each of Borrower's fiscal quarters commencing with the fiscal quarter ending September 30, 2003".

Section 2.4. Debt-to-Effective-Tangible Net Worth Ratio. The Debt-to-Effective-Tangible Net Worth Ratio covenant in Section 4.4 is hereby amended in its entirety to read as follows:

"Debt-to-Effective-Tangible Net Worth Ratio. Maintain a Debt-to-
Effective-Tangible Net Worth Ratio (i) as of June 30, 2003, of not more than 5.00 to 1.00, (ii) as of September 30, 2003, of not more than 3.50 to 1.00, and as of the end of each Fiscal Quarter thereafter, of not more than 2.50 to 1.00."

Section 2.5. Debt. Section 5.3 of the Original Credit Agreement is hereby amended in its entirety to read as follows:

"5.3 Debt. Become or remain obligated for any Debt, except: Indebtedness and other Debt from time to time outstanding and owing to Bank; current unsecured trade, utility or non-extraordinary accounts payable arising in the ordinary course of business; Subordinated Debt; purchase money indebtedness incurred for the purpose of purchasing or acquiring fixed assets, so long as the amount of such purchase money indebtedness incurred by Borrower and its Subsidiaries does not exceed One Hundred Fifty Thousand dollars ($150,000), in the aggregate, for any fiscal year of Borrower; Debt in an original principal amount not to exceed $250,000 owing to Shamrock Cake Company, Inc. d/b/a Old Plantation Foods, Inc., for the purchase of fixed assets; and Debt (including, without limitation, capitalized lease obligations) outstanding as of March 1, 2002 if specifically disclosed in the most recent financial statements delivered to the Bank prior to March 1, 2002."
Section 2.6. Acquire Fixed Assets. Section 5.8 of the Original Credit Agreement is hereby amended in its entirety to read as follows:

"5.8 Acquire Fixed Assets. Acquire or expend for, or commit to acquire or expend for, fixed assets by lease (including any capitalized lease obligations), purchase or otherwise in an aggregate amount that exceeds Five Hundred Thousand ($500,000) in any fiscal year; provided that, in addition, Borrower may acquire fixed assets from Shamrock Cake Company, Inc. d/b/a Old Plantation Foods, Inc., for a purchase price which does not exceed $300,000."

Section 2.7. Advance Formula. Section 2 of the Original Advance Formula Agreement is hereby amended in its entirety to read as follows:

"2. ADVANCE FORMULA. Borrower warrants and agrees that Borrower's indebtedness to Bank for the Formula Loans shall never exceed the sum of:

(a) Eighty percent (80%) of the Eligible Accounts, as hereinafter defined, of the Debtor(s) named above (herein so called); and

(b) the lesser of (i) fifty percent (50%) of the Borrowing Base and (ii) fifty percent (50%) of the Eligible Inventory, as hereinafter defined, of the Debtor(s); provided that in no event shall finished goods (x) constitute more than $450,000 of the Borrowing Base until but not including November 30, 2003, (y) constitute more than $250,000 of the Borrowing Base thereafter until but not including December 31, 2003, or
(z) be included in the Borrowing Base at any time after December 31, 2003."

Section 2.8. Eligible Inventory. Section 5 of the Original Advance Formula Agreement is hereby amended in its entirety to read as follows:

"5. ELIGIBLE INVENTORY. Unless stated otherwise in paragraph 13 below, "Eligible Inventory" (a) shall be valued at the lesser of the cost or present market value of the Debtor's Inventory (as defined in the Texas Uniform Commercial Code, as amended and in effect from time to time) determined in accordance with generally accepted accounting principles consistently applied ("GAAP") and (b) shall mean all of the Debtor's Inventory which is in good and merchantable condition, which is not obsolete or discontinued, which would be properly classified as "raw materials" under and in accordance with GAAP (except for that raw materials inventory classified as "retail transfers"), or which would be properly classified as "finished goods" under and in accordance with GAAP, which are retail products, and which is subject to a first priority, properly perfected security interest in favor of Bank but excluding (aa) each Debtor's work-in-process inventory, consigned goods, inventory located outside the United States of America, (bb) Inventory covered by or subject to a seller's right to repurchase, or any consensual or nonconsensual lien or security interest (including without limitation purchase money security interests) other than in favor of Bank, whether senior or junior to Bank's security interest, and (cc) Inventory that Bank, acting in its sole discretion, after having notified a Debtor, excludes from Eligible Inventory, Inventory which is at any time Eligible Inventory, but which subsequently fails to meet any of the foregoing requirements, shall forthwith cease to be Eligible Inventory."

Section 2.9. Limited Waiver. Borrower has advised Lender that it failed to comply with Debt-to-Effective-Tangible Net Worth Ratio in Section 4.4 of the Original Credit Agreement as of December 31, 2002 and as of March 31, 2003, and with the Effective Tangible Net Worth covenant in Section
4.4 of the Original Credit Agreement as of March 31, 2003. Borrower has requested that Lender waive such failures to comply. Accordingly, Lender hereby waives such violations as of such dates only.

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

(iv) UCC searches under the names of each of Shamrock Cake Company, Inc. and Old Plantation Foods, Inc. from each of the following states: the state of organization of each of the foregoing, the state in which each has its chief executive office, and the state in which the fixed assets being purchased are located; and

(v) such other supporting documents as Bank may reasonably request.

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

                            ARTICLE IV.

                   Representations and Warranties

Section 4.1. Representations and Warranties of Borrower. In order to induce Bank to enter into this Amendment, Borrower represents and warrants to Bank that:

(a) The representations and warranties contained in Section 3 of the Original Credit Agreement are true and correct at and as of the time of the effectiveness hereof, except to the extent that the facts on which such representations and warranties are based have been changed by the extension of credit under the Credit Agreement.
(b) Borrower is duly authorized to execute and deliver this Amendment and the other Amendment Documents and is and will continue to be duly authorized to borrow monies and to perform its obligations under the Credit Agreement. Borrower has duly taken all corporate action necessary to authorize the execution and delivery of this Amendment and the other Amendment Documents and to authorize the performance of the obligations of Borrower hereunder and thereunder.

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

                            ARTICLE V.

                          Miscellaneous

Section 5.1. Ratification of Agreements. The Original Credit Agreement as hereby amended is hereby ratified and confirmed in all respects. The Loan Documents, as they may be amended or affected by the various Amendment Documents, are hereby ratified and confirmed in all respects. Any reference to the Credit Agreement in any Loan Document shall be deemed to be a reference to the Original Credit Agreement as hereby amended. Any reference to the Revolving Credit Note in any other Loan Document shall be deemed to be a reference to the Renewal Note issued and delivered pursuant to this Amendment. The execution, delivery and effectiveness of this Amendment and the other Amendment Documents shall not, except as expressly provided herein or therein, operate as a waiver of any right, power or remedy of Bank under the Credit Agreement, the Revolving Credit Note, or any other Loan Document nor constitute a waiver of any provision of the Credit Agreement, the Revolving Credit Note or any other Loan Document.

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

Section 5.5. Counterparts; Fax. This Amendment may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Amendment. This Amendment and the other Amendment Documents may be validly executed by facsimile or other electronictransmission.

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


NUMO MANUFACTURING, INC.


By:/s/ Frank Zanin
--------------------
Frank J. Zanin
Vice President

COMERICA BANK


By:/s/ Paul Strange
--------------------
Paul L. Strange
Senior Vice President






































EXHIBIT A

                            RENEWAL NOTE

                       MASTER REVOLVING NOTE

Variable Rate-Maturity Date-Obligatory Advances (Business and Commercial Loans Only)


Amount                       $ 3,000,000
Note Date                  July 10, 2003
Maturity Date              March 1, 2004
Tax Identification Number     75-2705149

On the Maturity Date, as stated above, for value received, the undersigned promise(s) to pay to the order of Comerica Bank, successor to Comerica Bank-Texas ("Bank"), at any office of the Bank in the State of Texas, THREE MILLION Dollars (U.S.) (or that portion of it advanced by the Bank and not repaid as later provided) with interest until maturity, whether by acceleration or otherwise, or until Default, as later defined, at a per annum rate equal to the lesser of (a) the Maximum Rate, as later defined, or (b) the Stated Rate, as later defined and after that at a rate equal to the rate of interest otherwise prevailing under this Note plus three percent (3%) per annum (but in no event in excess of the Maximum Rate.) If on any day the Stated Rate shall exceed the Maximum Rate for that day, the rate of interest applicable to this Note shall be fixed at the Maximum Rate on that day and on each day thereafter until the total amount of interest accrued on the unpaid principal balance of this Note equals the total amount of interest which would have accrued if there had been no Maximum Rate. Interest rate changes will be effective for interest computation purposes as and when the Maximum Rate or the Stated Rate, as applicable, changes. Subject to the limitations hereinbelow set forth, interest shall be calculated on the basis of a 360-day year for the actual number of days the principal is outstanding. The "Stated Rate" shall mean the Bank's "prime rate" which is the annual rate of interest so designated by the Bank and which is changed by the Bank from time to time. Accrued interest on this Note shall be payable on the first day of each month commencing August 1, 2003, until the Maturity Date (set forth above) when all amounts outstanding under this Note shall be due and payable in full. If the frequency of interest payments is not otherwise specified, accrued interest on this Note shall be payable monthly on the first day of each month. If any payment of principal or interest under this Note shall be payable on a day other than a day on which the Bank is open for business, this payment shall be extended to the next succeeding business day and interest shall be payable at the rate specified in this Note during this extension. A late payment charge equal to a reasonable amount not to exceed 5% of each late payment may be charged on any payment not received by the Bank within 10 calendar days after the payment due date, but acceptance of payment of this charge shall not waive any Default under this Note.

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

If an Event of Default as defined in that certain Credit Agreement dated as of March 1, 2002 between the undersigned and the Bank (as successor in interest to Comerica Bank-Texas), as from time to time supplemented, amended or restated, occurs, or if the undersigned (or any of them) or any guarantor under a guaranty of all or part of the Indebtedness ("guarantor") (a) fail(s) to pay any of the Indebtedness when due, by maturity, acceleration or otherwise, or fail(s) to pay any Indebtedness owing on a demand basis upon demand; or (b) fail(s) to comply with any of the terms or provisions of any agreement between the undersigned (or any of them) or any such guarantor and the Bank; or (c) become(s) insolvent or the subject of a voluntary or involuntary proceeding in bankruptcy, or a reorganization, arrangement or creditor composition proceeding, (if a business entity) cease(s) doing business as a going concern, (if a natural person) die(s) or become(s) incompetent, (if a partnership) dissolve(s) or any general partner of it dies, becomes incompetent or becomes the subject of a bankruptcy proceeding or (if a corporation of a limited liability company) is the subject of a dissolution, merger or consolidation; or (d) if any warranty or representation made by any of the undersigned or any guarantor in connection with this Note or any of the Indebtedness shall be discovered to be untrue or incomplete; or (e) if there is any termination, notice of termination, or breach of any guaranty, pledge, collateral assignment or subordination agreement relating to all or any part of the Indebtedness; or (f) if there is any failure by any of the undersigned or any guarantor to pay when due any of its indebtedness (other than to the Bank) or in the observance or performance of any term, covenant or condition in any document evidencing, securing or relating to such indebtedness; provided that failure to pay any trade debt or obligations arising under leases shall not constitute an Event of Default if the undersigned is contesting payment thereof in the manner set forth in Section 2.5 of the Security Agreement of even date between the undersigned and Bank herewith; or (g) if there is filed or issued a levy or writ of attachment or garnishment or other like judicial process upon the undersigned (or any of them) or any guarantor or any of the Collateral, including without limit, any accounts of the undersigned (or any of them) or any guarantor with the Bank, then the Bank, upon the occurrence of any of these events (each a "Default"), may at its option and without prior notice to the undersigned (or any of them), declare any or all of the Indebtedness to be immediately due and payable (notwithstanding any provisions contained in the evidence of it to the contrary), cease advancing money or extending credit to or for the benefit of the undersigned under this Note or any other agreement between the undersigned and Bank, terminate this Note as to any future liability or obligation of Bank, but without affecting Bank's rights and security interests in any Collateral or the Indebtedness , sell or liquidate all or any portion of the Collateral, set off against the Indebtedness any amounts owing by the Bank to the undersigned (or any of them), charge interest at the default rate provided in the document evidencing the relevant Indebtedness and exercise any one or more of the rights and remedies granted to the Bank by any agreement with the undersigned (or any of them) or given to it under applicable law. In addition, if this Note is secured by a deed of trust or mortgage covering real property, then the trustor or mortgagor shall not mortgage or pledge the mortgaged premises as security for any other indebtedness or obligations. This Note, together with all other indebtedness secured by said deed of trust or mortgage, shall become due and payable immediately, without notice, at the option of the Bank, (i) if said trustor or mortgagor shall mortgage or pledge the mortgaged premises for any other indebtedness or obligations or shall convey, assign or transfer the mortgaged premises by deed, installment sale contract instrument, or (ii) if the title to the mortgaged premises shall become vested in any other person or party in any manner whatsoever, or
(iii) if there is any disposition (through one or more transactions) of legal or beneficial title to a controlling interest of said trustor or mortgagor. All payments under this Note shall be in immediately available United States funds, without setoff or counterclaim .

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

The indebtedness evidenced by this Note is in renewal, extension and modification, but not in extinguishment or novation, of the indebtedness evidenced by that certain promissory note dated August 20, 2002 in the original principal amount of $2,500,000 executed by the undersigned payable to the order of Comerica Bank-Texas.

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

THIS WRITTEN LOAN AGREEMENT (AS DEFINED BY SECTION 26.02 OF THE TEXAS BUSINESS AND COMMERCE CODE)REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.


NUMO MANUFACTURING, INC.    By:  /s/  Frank Zanin          Its:  VP
OBLIGOR NAME TYPED/PRINTED  SIGNATURE OF FRANK J. ZANIN    TITLE (if
applicable) VICE PRESIDENT


700 Hickory Tree Road     Mesquite  TX                    75149
Street Address            City      State     Country     Zip Code

For Bank Use Only CCAR#
Loan Officer Initials     Loan Group name    Obligor(s) Name
Loan Officer I.D. No.     Loan Group No.   Obligor #   Note #   Amount














                                             Third Amendment

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


                                       WILSON BROTHERS USA, INC.


                                       By:/s/  Frank Zanin
                                       -------------------------
                                       Name:  Frank Zanin
                                       Title: CFO



(THE STATE OF SOUTH CAROLINA)
(COUNTY OF CHARLESTON)


This instrument was acknowledged before me on July 15, 2003, by Frank Zanin, CFO of WILSON BROTHERS USA, INC., an Illinois corporation, on behalf of said corporation.


 /s/James K Kuyk
--------------------------------------
Notary Public, State of South Carolina

James K Kuyk
--------------------------------------
(Printed name)

My Commission Expires:

October 12, 2004
------------------------------











Exhibit 10.2

WILSON BROTHERS USA, INC.

2003 EQUITY INCENTIVE PLAN


1. Purposes of the Plan. The Wilson Brothers USA, Inc. 2003 Equity Incentive Plan (the "Plan") has been established by Wilson Brothers USA, Inc. (the "Company") to (i) attract and retain persons eligible to participate in the Plan; (ii) motivate such persons, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other, similar companies; and (iv) further identify participants' interests with those of the Company's other shareholders through compensation based upon the Common Stock and thereby promote the long-term financial interests of the Company and its Subsidiaries. Options granted under the Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights may also be granted under the Plan.

2. Definitions. As used herein, the following definitions shall apply:
(a) "Administrator" means the Board or the Committee (or their designees), as applicable.
(b) "Applicable Laws" means the requirements relating to the administration of stock option plans under U.S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which the Common Stock is listed or quoted and the applicable laws of any other country or jurisdiction where Options or Stock Purchase Rights are granted under the Plan.
(c)   "Board" means the Board of Directors of the Company.
(d)   "Code" means the Internal Revenue Code of 1986, as amended.
(e) "Committee" means a committee of Directors appointed by the Board in accordance with Section 4 hereof.
(f) "Common Stock" means the common stock of the Company, par value $0.01 per Share.
(g) "Consultant" means any person who is not an Employee and who is engaged by the Company or any Parent or Subsidiary to render consulting or advisory services to such entity.
(h)   "Director" means a member of the Board.
(i)   "Disability" means "permanent and total disability" as defined in
Section 22(e)(3) of the Code.
(j) "Employee" means any person, including officers and Directors, employed by the Company or any Parent or Subsidiary of the Company. A Service Provider shall not cease to be an Employee upon (i) any leave of absence approved by the Company (or by the Parent or Subsidiary that employs the person) or (ii) a transfer between locations of the Company (or the Parent or Subsidiary that employs the person) or between the Company, its Parent, any Subsidiary, or any successor. For purposes of Incentive Stock Options, no such leave of absence may exceed 90 days, unless reemployment upon expiration of such leave is guaranteed by statute or contract. Neither service as a Director nor payment of a Director's fee shall constitute "employment."
(k) "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(l) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:
(i)If the Common Stock is listed on any established stock exchange or a national market system, including, without limitation, the Nasdaq National Market or The Nasdaq Small Cap Market of The Nasdaq Stock Market, or if the Common Stock is listed on the OTC Bulletin Board service, its Fair Market Value shall be the closing sales price for the Common Stock (or the closing bid, if no sales were reported) as quoted on such exchange or system, or on such service, on the last market trading day prior to the date of determination, as reported in The Wall Street Journal, or such other source as the Administrator deems reliable;
(ii)If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination; or
(iii)In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.
(m)   "Grantee" means a grantee of an Option or a Stock Purchase Right.
(n) "Incentive Stock Option" means an Option intended to qualify as an "incentive stock option" within the meaning of Section 422 of the Code.
(o) "Nonqualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.
(p) "Notice of Grant" means a notice to a Grantee of the key terms of an Option or Stock Purchase Right (e.g., the Option type, number of Shares, exercise price, vesting and expiration date, etc.). The Notice of Grant may be in written or electronic form (including in the form of one or more electronic screens displaying the details of an Option or Stock Purchase Right) and shall be deemed to be part of the Option Agreement or the Restricted Stock Purchase Agreement.
(q)   "Option" means a stock option granted pursuant to the Plan.
(r) "Option Agreement" means the written agreement between the Company and an Optionee setting forth the terms and conditions of an Option.
(s) "Optionee" means the holder of an outstanding Option granted under the Plan.
(t) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.
(u) "Restricted Stock" means unvested Shares acquired pursuant to a Stock Purchase Right granted under Section 11 below.
(v) "Restricted Stock Purchase Agreement" means the written agreement between the Company and the grantee of a Stock Purchase Right setting forth the terms and conditions of a purchase of Restricted Stock.
(w) "Rule 16b-3" means Rule 16b-3 under the Exchange Act or any successor thereto.
(x)   "Service Provider" means an Employee, Director or Consultant.
(y) "Share" means a share of Common Stock, as adjusted in accordance with Section 13 below.
(z) "Stock Purchase Right" means a right to purchase Common Stock pursuant to Section 11 below.
(aa) Subsidiary" means, for purposes of Incentive Stock Options, a "subsidiary corporation," whether now or hereafter existing, as defined in Section 424(f) of the Code. For all other purposes under the Plan, the term "Subsidiary" means any corporation, partnership, joint venture, limited liability company or other entity during any period in which a least a fifty percent (50%) voting or profits interest is owned, directly or indirectly, by the Company (or any entity that is a successor to the Company) and any other business venture designated by the Committee in which the Company (or any entity that is a successor to the Company) has a significant ownership interest, as determined in the discretion of the Administrator.

3. Stock Subject to the Plan. Subject to the provisions of Section 13 of the Plan, the maximum aggregate number of Shares that may be subject to Options and sold under the Plan shall be one million five hundred thousand (1,500,000) Shares. The Shares shall be authorized but unissued Common Stock.

     If an Option expires or becomes unexercisable without having been exercised in full, the unpurchased Shares that were subject thereto shall become available for future grant or sale under the Plan unless the Plan has terminated. Vested Shares that have actually been issued under the Plan upon exercise of an Option or Stock Purchase Right shall not be returned to the Plan and shall not become available for future distribution under the Plan. If the Company repurchases unvested Shares at their original purchase price, such Shares shall be available for future grants under the Plan.

4.     Administration of the Plan.

(a) Procedure. The Plan shall be administered by the Board or a Committee of directors appointed by the Board and constituted to satisfy Applicable Laws.

(i)Rule 16b-3. To the extent desirable to qualify grants of Options and Stock Purchase Rights as exempt under Rule 16b-3, the Committee shall be composed solely of two or more "Non-Employee Directors" within the meaning of Rule 16b-3(d)(1), or the transactions contemplated hereunder shall otherwise be structured to meet the requirements for exemption under Rule 16b-3.

(ii)Section 162(m). To the extent desirable to qualify Options granted hereunder as "performance-based compensation" within the meaning of
Section 162(m) of the Code, the Committee shall be composed solely of two or more "outside directors" within the meaning of Section 162(m) of the Code.

(b) Powers of the Administrator. Subject to the provisions of the Plan and, in the case of a Committee, the specific duties delegated by the Board to such Committee, the Administrator shall have the authority in its discretion:

(i)To determine the Fair Market Value of the Shares, select the Grantees to whom awards may from time to time be granted hereunder, determine the dates of grant, determine the type and the number of Shares covered by each award, establish the terms, conditions, performance criteria, and other restrictions and provisions of awards, and approve the forms of agreements covering Options and Stock Purchase Rights, which need not be identical in each case;

(ii)To prescribe, amend and rescind rules and regulations relating to the Plan, including rules and regulations for the purpose of qualifying for preferred tax treatment under non-U.S. tax laws;

(iii) To satisfy the Company's required minimum statutory withholding obligations (based on minimum statutory withholding rates for federal and state tax purposes, including payroll taxes, that are applicable to supplemental taxable income) by repurchasing upon exercise of an Option or Stock Purchase Right that number of Shares having a Fair Market Value equal to the amount of the Company's required minimum statutory withholding obligation;

(iv) To permit the deferral of delivery of Shares upon exercise of Options, subject to such limitations and procedures as the Administrator may establish; and
(v)To construe and interpret the terms of the Plan and awards granted under the Plan and to make all other determinations deemed necessary or advisable for administering the Plan.

(c) Effect of Administrator's Decision. All decisions, determinations and interpretations of the Administrator shall be final and binding on all Grantees. No member of the Committee or the Board, as applicable, shall be liable to any person for any action or determination with respect to the Plan that he or she makes in good faith. In controlling and managing the operation and administration of the Plan, the Administrator shall take action in a manner that conforms to the Articles and By-laws of the Company and Applicable Laws.

5. Eligibility. Incentive Stock Options may be granted only to Employees. Nonqualified Stock Options and Stock Purchase Rights may be granted to any Service Provider. Options and Stock Purchase Rights may be granted to a Service Provider in connection with his or her hiring, retention or otherwise, prior to the date the Service Provider first performs services to the Company or its Subsidiaries, provided that no such award shall vest or be exercisable prior to the date the Service Provider first performs such services.

6.     Limitations.

(a) Incentive Stock Options. Incentive Stock Options shall be designated as such in the Notice of Grant. Notwithstanding such designation, the aggregate Fair Market Value of Shares (determined on the date of grant) for which Incentive Stock Options held by an Optionee become exercisable for the first time during a calendar year may not exceed One Hundred Thousand Dollars ($100,000). Shares in excess of such amount shall be treated for income tax purposes as subject to Nonqualified Stock Options, with the determination to be made in the order the Options were granted.

(b)   Section 162(m).

(i)No Optionee may be granted, in any fiscal year of the Company, Options to purchase more than five hundred thousand (500,000) Shares.

(ii)In addition, in connection with his or her initial service, an Optionee may be granted Options to purchase up to an additional two hundred thousand (200,000) Shares that shall not count against the limit of Section 6(b)(i) above.

(iii)The foregoing limitations shall be adjusted proportionately in connection with any change in the Company's capitalization as described in Section 13 below.

(c) No Right to Continued Service. Neither the Plan nor any award hereunder shall confer upon any Grantee any right to continued service with the Company, nor shall it interfere in any way with any right of the Grantee or the Company to terminate the Grantee's relationship as a Service Provider at any time.

7. Term of Plan. The Plan shall become effective upon its adoption by the Board. It shall continue in effect for a term of ten (10) years thereafter, unless sooner terminated under Section 16 hereof.

8. Term of Option. The term of each Option shall be stated in the applicable Option Agreement. The term of an Incentive Stock Option granted to an Optionee who, on the date of grant, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary shall be no more than five (5) years.

9.     Option Exercise Price and Consideration.

(a) Exercise Price. The per share exercise price of an Option shall be determined by the Administrator, subject to the following:

(i)In the case of an Incentive Stock Option

(A) granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the exercise price shall be no less than one hundred ten percent (110%) of the Fair Market Value per Share on the date of grant.

(B) granted to any other Optionee, the exercise price shall be no less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

(ii)In the case of a Nonqualified Stock Option, the per Share exercise price shall be no less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

(iii)Notwithstanding the foregoing, Options may be granted to replace options granted under a plan or arrangement of a business or entity, all or a portion of which is acquired by the Company or a Subsidiary, with exercise prices of less than one hundred percent (100%) of the Fair Market Value per Share on the date of grant.

(b) Consideration. The consideration to be paid for Shares to be issued upon the exercise of Options, including the method of payment, shall be determined by the Administrator in accordance with Applicable Laws (and, in the case of Incentive Stock Options, shall be determined at the time of grant). Such consideration may consist of (i) cash or its equivalent, (ii) other Shares that have been owned by the Optionee for more than six (6) months on the date of surrender and have a Fair Market Value on the date of surrender equal to the aggregate exercise price,
(iii) delivery of a properly executed exercise notice, together with irrevocable instructions to a broker providing for assignment to the Company of the proceeds of a sale or loan with respect to Shares acquired upon exercise of an Option pursuant to a program or procedure approved by the Administrator (a so-called "cashless exercise"), or (iv) any combination of the above. Promissory notes of Optionees to the Company shall not be accepted as consideration for Shares to be issued on exercise of Options.

10.      Exercise of Options.

(a) Exercisability. Options granted hereunder shall be exercisable at such times and under such conditions as determined by the Administrator and set forth in the Notice of Grant. Except as otherwise provided in the Notice of Grant, Options granted to Service Providers who are "non-exempt" Employees, within the meaning of the Fair Labor Standards Act, shall not be exercisable within six (6) months after the date of grant. Unless the Administrator determines otherwise at the beginning of an unpaid leave of absence, vesting of Options shall be suspended during an unpaid leave of absence, except as may be required by Company policy or Applicable Laws. Options may not be exercised for a fraction of a Share.

(b) Procedure for Exercise. An Option shall be deemed to be exercised when the Company receives (i) notice of exercise from the Optionee in accordance with the Option Agreement and (ii) full payment for the Shares in the form of any consideration and method of payment permitted by the Plan and authorized by the Administrator. Shares may be issued in the name of the Optionee or, if requested by the Optionee, jointly in the name of the Optionee and the Optionee's spouse.

(c) Rights as a Shareholder. Until Shares subject to Options are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), Optionees shall have no right to vote or receive dividends or any other rights as shareholders with respect to such Shares. The Company shall issue (or cause to be issued) Shares promptly after Options are exercised. No adjustment shall be made for dividends or other rights for which the record date is prior to the date Shares are issued, except as provided in
Section 13 hereunder. The exercise of an Option shall decrease the number of Shares thereafter available under the Plan and under the Option by the number of Shares as to which the Option is exercised.

(d) Termination of Relationship as a Service Provider. If an Optionee ceases to be a Service Provider, other than as a result of the Optionee's death or Disability, any Option held by the Optionee may be exercised by the Optionee to the extent the Option is vested on the date of termination, under the Option Agreement or other applicable agreement, within such period of time as is specified in the Option Agreement (but in no event later than the expiration of the term of the Option). In the absence of a specified time in the Option Agreement, an Option shall remain exercisable for three (3) months following the Optionee's termination. If, on the date of termination, an Optionee is not vested as to an entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, an Optionee does not exercise an Option within the time specified in the Option Agreement or this Section 10(d), as applicable, the Option shall terminate, and the Shares covered by the Option shall revert to the Plan.

(e) Disability or Death of Optionee. If an Optionee ceases to be a Service Provider as a result of the Optionee's Disability or death, any Option held by the Optionee may be exercised by the Optionee, the Optionee's legal guardian or the Optionee's estate or a person who acquires the right to exercise the Option by bequest or inheritance, as applicable, to the extent the Option is vested on the date of termination, under the Option Agreement or other applicable agreement, within such period of time as is specified in the Option Agreement (but in no event later than the expiration of the term of the Option). In the absence of a specified time in the Option Agreement, the Option shall remain exercisable for twelve (12) months following the Optionee's termination. If, on the date of termination, an Optionee is not vested as to an entire Option, the Shares covered by the unvested portion of the Option shall revert to the Plan. If, after termination, an Optionee does not exercise an Option within the time specified in the Option Agreement or this Section 10(e), as applicable, the Option shall terminate, and the Shares covered by the Option shall revert to the Plan.

(f) Buyout Provisions. The Administrator may at any time offer to buy out an Option for a payment in cash or Shares upon such terms and conditions as the Administrator shall determine. No such offer shall obligate an Optionee to relinquish his or her Option.

11.    Stock Purchase Rights.

(a) Rights to Purchase. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. The terms of a Stock Purchase Right shall be set forth in the Notice of Grant, including the number of Shares, the vesting schedule, the purchase price and the time within which the vesting the Grantee must exercise the Stock Purchase Right. The terms of a Stock Purchase Right shall comply in all respects with Applicable Laws. As a condition of the exercise of a Stock Purchase Right, the Grantee shall sign a Restricted Stock Purchase Agreement in a form approved by the Administrator.

(b) Repurchase Option. Unless otherwise determined by the Administrator and set forth in the Restricted Stock Purchase Agreement, the Company shall have a repurchase option upon the Shares purchased upon exercise of a Stock Purchase Right. The repurchase option of the Company shall be exercisable upon the voluntary or involuntary termination of the Grantee's service with the Company for any reason (including death or Disability). The exercise price of such repurchase option shall be the original price for the Shares paid by the Grantee and may be paid by cancellation of any indebtedness of the Grantee to the Company. The repurchase option shall lapse (i.e., the Shares shall vest) at such rate as the Administrator may determine. Unless the Administrator determines otherwise at the beginning of an unpaid leave of absence, vesting of Restricted Stock shall be suspended during an unpaid leave of absence, except as may be required by Company policy or Applicable Laws.

(c) Other Provisions. A Restricted Stock Purchase Agreement may contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator in its sole discretion.

12. Non-Transferability of Options and Stock Purchase Rights. Unless determined otherwise by the Administrator, Options and Stock Purchase Rights may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent and distribution and may be exercised, during the lifetime of the Grantee, only by the Grantee. If the Administrator in its sole discretion permits an Option or Stock Purchase Right to be transferable, it shall be transferable only by gift or by domestic relations order to or for the benefit of a "family member" of the Grantee, as defined in the General Instructions to Form S-8 under the Securities Act of 1933, as amended (the "Securities Act").

13. Effect of Changes in Capitalization. Subject to any required action by the shareholders of the Company, the number of Shares covered by each outstanding Option and Stock Purchase Right, the number of Shares that have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of Options, as well as the price per Share covered by each outstanding Option and Stock Purchase Right and the repurchase price of unvested Shares purchased upon exercise of Stock Purchase Rights, shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from a stock split, reverse stock split, stock dividend, split-up, spin-off, combination, exchange or reclassification of the Common Stock, or any other increase or decrease in the number of issued Shares effected without receipt of consideration by the Company. The conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." The Board shall make any such adjustment, and the Board's determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares subject to Options or Stock Purchase Rights.

14.     Change in Control.

(a)   Definition.   For purposes of this Plan, a "Change in Control"
shall mean any of the following:


(i)An acquisition (other than directly from the Company) of any voting securities of the Company by any "Person" (as such term is used in Sections 3(a)(9), 13(d)(3) and 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Act")), after which such Person, together with its "affiliates" and "associates" (as such terms are defined in Rule 12b-2 under the Act), is the "beneficial owner" (as such term is defined in Rule 13d-3 under the Act), directly or indirectly, of more than fifty percent (50%) of the total voting power of the Company's then outstanding voting securities, but excluding any such acquisition by the Company, any Person of which a majority of its voting power or its voting equity securities or equity interests is owned, directly or indirectly, by the Company (solely for purposes of this Section 14(a), a "Subsidiary"), or any employee benefit plan of the Company or any of its Subsidiaries (including any Person acting as trustee or other fiduciary for any such plan);

(ii)The shareholders of the Company approve a merger, share exchange, consolidation or reorganization involving the Company and any other corporation or other entity that is not controlled by the Company, as a result of which less than fifty percent (50%) of the total voting power of the outstanding voting securities of the Company or of the successor corporation or entity after such transaction are held in the aggregate by the holders of the Company's voting securities immediately prior to such transaction; or

(iii)The shareholders of the Company approve a liquidation or dissolution of the Company, or the sale or other disposition by the Company of all or substantially all of the Company's assets to any Person (other than a transfer to a Subsidiary of the Company).

(b)   Effect of a Change in Control.

(i)In the event of a Change in Control, the surviving, continuing, successor, or purchasing corporation or Parent thereof, as the case may be (the "Acquiring Corporation") may either assume the Company rights and obligations under outstanding Options and Stock Purchase Rights or substitute for outstanding Options and Stock Purchase Rights substantially equivalent options or rights to purchase the Acquiring Corporation's stock.

(ii)Except as otherwise determined by the Administrator, in the event that the Acquiring Corporation does not assume or substitute for outstanding Options and Stock Purchase Rights, the Administrator shall notify Grantees in writing that outstanding Options and Stock Purchase Rights shall remain outstanding and exercisable for no less than fifteen
(15) days from date of such notice and shall terminate upon the later of the expiration of such fifteen (15)-day period or upon the consummation of the Change in Control.

(iii)For the purposes of this Section 14(b), an Option or Stock Purchase Right shall be considered assumed if, following a Change in Control, the Option or Stock Purchase Right confers the right to purchase or receive, for each Share subject to the Option or Stock Purchase Right immediately prior to the Change in Control, the consideration (whether stock, cash, or other securities or property) received in the Change in Control by holders of Common Stock (and if holders were offered a choice of consideration, the type of consideration chosen by the holders of a majority of the outstanding Shares). If such consideration is not solely common stock of the Acquiring Corporation, the Administrator may, with the consent of the Acquiring Corporation, provide for the consideration to be received upon the exercise of an Option or Stock Purchase Right to be solely common stock of the Acquiring Corporation equal in fair market value to the per share consideration received by holders of Common Stock in the Change in Control.

15. Date of Grant. The date of grant of an Option or Stock Purchase Right shall, for all purposes, be the date on which corporate action with respect to the Option or Stock Purchase Right is complete (generally, the date on which the Administrator determines the price and number of shares subject to an Option or Stock Purchase Right), or such later date as the Administrator shall determine. Notice of such determination shall be given to Grantees within a reasonable time after the date of grant.

16. Amendment and Termination. The Board may at any time amend, alter, suspend or terminate the Plan, provided that no amendment or termination may, in the absence of written consent of the Grantee (or, if the Grantee is not then living, the affected beneficiary), adversely affect the right of any Grantee (or beneficiary) under any Option or Stock Purchase Right granted under the Plan prior to the date such amendment is adopted by the Board.

17.     Conditions Upon Issuance of Shares.   Notwithstanding any other
provision of the Plan, the Company shall have no obligation to issue and deliver Shares pursuant to the exercise of an Option or Stock Purchase Right unless such exercise and the issuance and delivery of such Shares shall comply with all Applicable Laws, including, without limitation, withholding of all taxes and registration of the Shares subject to grants hereunder on Form S-8 under the Securities Act. The issuance and delivery of such Shares shall be further subject to the approval of counsel for the Company with respect to such compliance.

18. Reservation of Shares. During the term of the Plan, the Company shall at all times reserve and keep available a number of Shares sufficient to satisfy the requirements of the Plan.

19. Shareholder Approval. The Plan shall be submitted to the shareholders of the Company for approval, which approval shall be obtained in accordance with Applicable Laws within twelve (12) months of the adoption of the Plan by the Board.































Exhibit 31.1

CERTIFICATION

I, Frank J. Zanin, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of
Wilson Brothers USA, Inc.;
2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in
light of the circumstances under which such statements were
made, not misleading with respect to the period covered by
this report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly
present in all material respects the financial condition,
results of operations and cash flows of the registrant as
of, and for, the periods presented in this report;
4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure
controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
(a) Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238
and 34-47986];
(c) Evaluated the effectiveness of the registrant's
disclosure controls and procedures and presented in this
report our conclusions about the effectiveness of the
disclosure controls and procedures, as of the end of the
period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  August 13, 2003

/s/ Frank J. Zanin, Jr.
Frank J. Zanin, Jr.
Chief Executive Officer and
      Chief Financial Officer




































Exhibit 32.1

                         Wilson Brothers USA, Inc.
                        Certification Pursuant To
                         18 U.S.C. Section 1350,
                          As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Frank J. Zanin, Jr.
------------------------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
August 13, 2003






















14