Form 10QSB
period 2003-09-30
WILSON BROTHERS USA INC
filed 2003-11-13
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2003

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


                              10,021,532
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 12, 2003)

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)
















                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of September 30, 2003       3
            (unaudited) and December 31, 2002

          b)Statements of Operations for the Three Months and          5
            Nine Months Ended September 30, 2003 and 2002 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Period Ended September 30, 2003 (unaudited)

          d)Statements of Cash Flows for the Nine Months Ended         7
            September 30, 2003 and 2002 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         20
            Condition and Results of Operations

   Item 3.  Controls and Procedures                                   23

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         24

   Item 2.  Changes in Securities                                     24

   Item 3.  Defaults Upon Senior Securities                           24

   Item 4.  Submission of Matters to a Vote of Securities Holders     24

   Item 5.  Other Information                                         25

   Item 6.  Exhibits and Reports on Form 8-K                          25

   Signatures                                                         26














                                    2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                             September 30,  December 31,
                                                 2003           2002
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      110    $        447
    Receivables, less allowance of
     $253,000 in 2003 and $320,000 in 2002         3,589           2,960
    Inventories                                    3,849           2,351
    Other                                            332             134
                                             ------------   -------------
         Total current assets                      7,880           5,892
                                             ------------   -------------
Goodwill                                             487             317
Trademark                                             61              61
Non-compete agreement, less accumulated
    amortization of $20,000 in 2003 and
    $6,000 in 2002                                    79              44
Unrecognized prior service cost                        -              72
Properties and Equipment, at cost less
  accumulated depreciation of
  $2,931,000 in 2003 and $2,661,000 in 2002        1,407           1,555
Other non-current assets                             109             111
                                              -----------    ------------
                                              $   10,023     $     8,052
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    3,943     $     2,624
    Current portion of notes payable                 526             511
    Short-term portion of obligation under
      capital leases                                  17              17
    Trade accounts payable                         4,138           1,473
    Accrued salaries and
     other employee costs                            555             354
    Accrued interest due others                        3              22
    Deferred gross profit on estimated returns         -             365
    Other current liabilities                        281             696
                                              -----------    ------------
          Total current liabilities                9,463           6,062
                                              -----------    ------------

Notes payable to others                              536             485
Obligations under capital leases                      24              36
Non-current portion of pension liability             246             246
Other liabilities                                    137             138
                                              -----------    ------------
                                                     943             905
                                              -----------    ------------
                                    3
Commitments and Contingencies
Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,021,532 shares in 2003
    and 10,014,032 in 2002                           100            100
Capital in excess of par value                    14,841         14,839
Accumulated other comprehensive income              (143)          (140)
Accumulated deficit                              (15,181)       (13,723)
                                                 ---------    ---------
                                                    (383)         1,076
Minority interest in consolidated subsidiary           -              9
                                                 ---------    ---------
                                                    (383)         1,085
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $10,023      $   8,052
                                                 =========    =========


See accompanying notes to consolidated financial statements.


































                                    4




                Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                             For the Three Months    For the Nine Months
                              Ended September 30,     Ended September 30,
                                2003       2002        2003       2002
                             --------   ---------    --------   --------
                                (In thousands except per share amounts)

Net sales                    $  6,551   $  5,302    $  17,047   $ 13,675

Cost of sales                   5,805      3,877       13,667     10,038
Selling, general and
administrative expenses         1,715      1,266        4,640      3,437
                             --------   --------     --------   --------
Total Expenses                  7,520      5,143       18,307     13,475
                             --------   --------     --------   --------
Income (loss) from operations    (969)       159       (1,260)       200
                             --------   --------     --------   --------
Other expense (income):
  Interest expense                 62         47          158        155
  Other, net                       64        (30)          40        (83)
                             --------   --------     --------    -------
                                  126         17          198         72
                             --------   --------     --------    -------
    Income (loss) from
     operations before provision
     for income taxes          (1,095)       142       (1,458)       128
                             --------   --------      -------    -------
Income tax provision (benefit)      -          6            -          6
        Net income (loss)      (1,095)       136       (1,458)       122
                             ========   ========    =========  ==========
Income (loss) per share
    Basic                    $  (0.11)  $   0.01     $  (0.15)   $  0.01
    Diluted                  $  (0.11)  $   0.01     $  (0.15)   $  0.01















                                    5

                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/01   $   100   $  14,839   $   (23)  $ (13,865)  $  1,051
                   -------   ---------   -------   ---------   --------
Net Income               -           -         -         142        142

Minimum pension
Liability adjustment,
Net of unrecognized
Prior service costs,
No net tax effect        -           -      (120)          -       (120)

Unrealized Gain(Loss)    -           -         3           -          3
                   -------   ---------   -------   ---------   --------
Balance 12/31/02   $   100  $   14,839   $  (140)  $ (13,723)  $  1,076
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -      (1,458)    (1,458)

Unrealized Gain(Loss)    -           -        (3)          -         (3)

Capital Contribution     -           2         -           -          2
                   -------   ---------   -------   ---------   --------
Balance 9/30/03    $   100  $   14,841   $  (143)  $ (15,181)  $   (383)
                   =======   =========   =======   =========   ========




















                                    6
                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                    For the Nine Months
                                                     Ended September 30,
                                                   2003            2002
                                                      (In thousands)
Cash flows from operating activities:
   Net Income (Loss)                             $  (1,458)   $      122
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities:
   Minority Interest                                    (9)            -
   Depreciation and amortization                       284           208
   Unrecognized prior service cost                      72             -
   Provision for losses on accounts receivable         (67)           66
   Loss on sale of fixed assets                          -             3
   Decrease (increase) in receivables                 (562)       (1,019)
   Decrease (increase) in inventories               (1,498)       (2,321)
   Decrease (increase) in other current assets        (199)          (20)
   Increase (decrease) in accounts payable           2,665         1,719
   Increase (decrease) in accrued salaries and
      other current liabilities                       (598)           82
                                                   --------      --------
   Net cash used in operating activities            (1,370)       (1,160)
                                                   --------      --------
Cash flows used in investing activities:
   Purchase of fixed assets                           (122)         (481)
   Proceeds from sale of fixed assets                    -             1
   Short-term loan to related party                      -          (301)
   Repayment of short-term loan to related party         -           301
   Purchase of intangibles in business combination    (220)         (293)
   Sale of investment in partnership                     -           420
                                                   --------      --------
   Net cash (used in)
      investing activities                            (342)         (353)
                                                   --------      --------
Cash flows from financing activities:
   Repayments of long-term debt                       (159)         (455)
   Proceeds from long-term debt                        225           332
   Repayment of obligations under capital leases       (12)         (319)
   Proceeds from stock issuance                          2             -
   Net increase in lines of credit                   1,383         2,000
   Proceeds from short-term debt                        70           150
   Repayments of short-term debt                      (134)         (150)
                                                   --------      --------
   Net cash provided by financing activities         1,375         1,558
                                                   --------      --------
Net increase (decrease) in cash and equivalents       (337)           45
Cash and equivalents at beginning of period            447           177
                                                   --------      --------
Cash and equivalents at end of period              $   110       $   222
                                                   ========      ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest          $   178       $   123
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

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of September 30, 2003, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West
LLC ("Houze West").  In December of 2002 Houze West was dissolved.   The
Company had transferred all of the operations of Houze West to Houze as of December 31, 1998. In addition as of September 30, 2003, the Company had a 17.92% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method due to the Company's influence over BB.com.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina. The Company's principal executive offices are located at 24 Gadsden Street, Suite C, Charleston, SC 29401.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Reclassifications Houze reclassed $12,000 from investments to fixed assets to conform to the current year presentation.


                                    8


Employee Stock Based Compensation

The Company has adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. For the nine months ended September 30, 2003, no options were granted.

Income (loss) per Share

Income (loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,019,911 and 10,014,032 for September 30, 2003 and September 30, 2002, respectively.

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

 (2)  Federal Income Taxes

The Company's effective tax rate in the third quarter of fiscal 2003 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

                   For the Quarter Ended September 30, 2003
                             (In thousands)
Loss before income taxes                    $  (1,095)
Statutory Rate                                     35%
                                             --------
Total computed tax benefit                       (383)

Increase resulting from reversal of
    Deferred tax asset                              0

Increase (decrease) in non-deductible allowance     0

Utilization of loss carry forward                   0

Valuation allowance adjustment                    383

Permanent differences and other                     4

Adjustment of Prior Year Accruals                  (4)
                                             --------
                                                    0


                                    9

 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                          September 30,    December 31,
                                              2003            2002
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    2,893        $   1,489
     Work in process                              466              463
     Finished goods                               648              575
                                            ---------         --------
                                           $    4,007        $   2,527
     Reserve                                     (158)            (176)
                                            ---------         --------
                                           $    3,849        $   2,351
                                            =========         ========


(4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At September 30, 2003 [and 2002], accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended September 30, 2003.

On July 29, 2003, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Shamrock Cake Company, Inc. The agreement is for a period of three years from July 29, 2003, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $3,000 for the quarter ended September 30, 2003.

On December 31, 2002, the Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Effective July 1, 2003, the Company suspended this plan. Pursuant to SFAS 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company has written off the $72,000 asset during the third quarter of 2003.



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


                                    11
The amendments also allow Numo to include as eligible inventory in its borrowing base finished goods of $450,000 from the date of the amendments until November 29, 2003; and finished goods of $250,000 until December 30, 2003. After December 30 2003, finished goods will not be included in the definition of eligible inventory.

Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of September 30, 2003, Numo met none of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $298,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2003. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.


Additional short-term borrowings include:

                                             September 30,   December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)

Line of credit at Houze   see above          $     575        $    585

Line of credit at Numo   see above               2,893           1,500

Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  The loan was due to mature on July
18, 2003.  On July 7, 2003, Big Tree Road,
LLC, extended the maturity date to July 18,
2004 and the Company agreed to reduce the
principal balance by $5,000 per month over
the next 12 months. Interest is payable monthly
at 4% plus prime.  The loan is personally
guaranteed by Mr. Sanford and collateralized
by his 3% interest in Blind John, LLC and
972,326 shares of the Company's stock.             463             468

Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.      12              15

Loans from Frank Zanin, CFO, CEO, and a director
of the Company. Interest payable at prime plus
2% during 2003 and prime during 2002.                0              56
                                              ---------        --------

   Total short-term borrowings               $   3,943         $ 2,624
                                              =========        ========


                                    12
(5)  Notes Payable to Affiliates and Others

Long-term debt consists of the following:
                                             September 30,   December 31,
                                                 2003            2002
                                              -----------     -----------
                                                   (In thousands)
Note payable to Comerica Bank of Texas.  Principal
payments of $3,949 payable monthly, plus interest
at the bank's prime rate.  The note matures on
March 1, 2009.  The original liability totaled
$332,000.  The note is secured by the Company's
receivables, inventory and equipment and is
guaranteed by the Company.                          265         296

Equipment line of credit with Comerica Bank of
Texas, under which Numo can borrow up to
$250,000.  The line can only be used to purchase
equipment.  Interest is calculated at the bank's
prime rate.  Advances on the line are limited
to 80% of the equipment's purchase price.  The
line is secured by new equipment purchased and
is guaranteed by the Company.  The note matures
in October 2007.                                    107         123


Note to Suncrest Commerce Center LLC in
satisfaction of Houze West lease liability.
The original liability totaled $150,000.
Principal payments of $25,000 plus interest
at 7% are due annually.  Secured by letter of
credit at Numo for $107,000, which expires in
January 2004, to be renewed annually at a
decreased amount through January 2007.  The
line names Suncrest as beneficiary.  This
letter of credit remained unused at
September 30, 2003.                                 100         100


Liability pursuant to purchase agreement with
Kerry's Etcetera (see Note 7 below) whereby
Numo pays the previous owner, Mr. Turner,
$7,000 per month for 105 months.  The original
liability totaled $735,000.  The present value
of these payments was calculated at Numo's
current borrowing rate of 4.75% and originally
equaled $600,433.  The discount is being
amortized over 105 months, the term of the
liability.  The balance shown is net of the
unamortized discount of $100,000 at September
30, 2003.                                           403         477





                                    13
Liability pursuant to purchase agreement with
Shamrock Cake Company, Inc. Under the agreement,
the Company executed a promissory note in the
principal amount of $225,000.  Principal on the
note is due as follows: $37,880 is due August 29,
2003 and $62,373 is due on each July 15, 2004,
2005 and 2006.   Interest on the promissory note
will accrue at prime plus 2%.  The note is secured
by the assets purchased by the Company and is
personally guaranteed by the Company's President,
John Sanford.                                       187           -
                                               ---------   ---------
                                                  1,062         996
Less current portion                               (526)       (511)
                                              ----------  ----------
     Total long-term debt                     $     536   $     485
                                              ==========  ==========


 (6)  Commitments and Contingencies

For the nine months ended September 30, 2003, the Company has incurred losses of $1.46 million and the Company had an accumulated deficit of $15.2 million and a consolidated working capital deficit of $1.58 million.

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









                                    14
 (7)  Acquisitions, Dispositions and Formations

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

On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator, pursuant to an asset purchase agreement. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's September 3, 2002, borrowing rate of 4.75% and equaled $600,433 as of that date. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time. If Numo terminates the agreement, all Kerry's Etcetera assets remaining in Numo's possession at the date of termination will be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

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

                                    15
The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Kerry's Etcetera. The accompanying consolidated financial statements include operations of the subsidiary as of the date of acquisition. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

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





                                    16
The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

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
                                                             =======



 (8) Related Party Transactions

There were no charges from affiliates for the quarter ending September 30, 2003 and the year ending December 31, 2002 that were not eliminated in consolidation.

Included in other current assets is $23,000 due from BB.com, which assumed the liability from one of its employees during 2003.

On March 13, 2002, the Company loaned $301,000 to BB.com, an unconsolidated subsidiary. On April 3, 2002, the loan was repaid in full.

During 2002, the Company moved its corporate office to an office owned by Mr. Zanin, who charges the Company no rent for use of this space.

As discussed in Note 7, Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the nine months ending
September 30, 2003, equaled $45,000.   In addition to the month-to-month
lease, as of September 30, 2003 Numo has loaned Mr. Turner $50,000 as an employee loan. An interest rate for the employee loan has not been agreed to as of September 30, 2003.

During the first half of 2003 and 2002, Houze rented warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2002 or 2003.

Information concerning certain other transactions between the Company and other corporations or entities, which may be deemed to be affiliates, or related parties of the Company is included elsewhere herein.










                                    17
 (9) Going Concern

The Company had a net loss of $1,458,000 for the nine months ending September 30, 2003, and had stockholders' deficit of $383,000 and a working capital deficit of $1,583,000 as of September 30, 2003. The sale to Wal-Mart and subsequent return of $1,292,000 of the merchandise it had purchased in the fiscal year ended 2002 has had a negative impact on 2003 cash flow and has required the Company to obtain additional working capital to fund this return. In addition, the Company has experienced several years of sales growth, which has increased the need for working capital. These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

All current sales by the Company to Wal-Mart were being applied to the $1,292,000 amount due to Wal-Mart, which was paid in full as of September 30, 2003.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows and maintaining its credit facilities from its current lenders. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations.

The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

 (10) Stock Options

On June 2, 2003, the 2003 Equity Incentive plan was approved by the Company's shareholders at the Company's 2003 Annual Meeting of Shareholders. Under the plan 1,500,000 shares of the Company's Common are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. As of September 30, 2003, no options have been granted under the plan.

 (11) Employees

On April 10, 2003, the American Flint Glass Workers Union, which represents employees of Houze, and Houze reached an oral tentative agreement. The term of the new agreement is for two years. The written agreement has not been finalized as of this date. The majority of the agreement remains the same as the previous agreement; however, changes to wages, health insurance benefits, and retirement benefits were made in the new agreement. None of the changes will have a material impact on the financial statements of the Company.




                                    18

 (12) Subsequent Events

On October 16, 2003, the Company borrowed $60,000 from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for WBSC. Interest is payable at prime plus 2%.

On October 20, 2003, Numo entered into a one year and one month lease with option to buy a 206,000 square foot manufacturing facility in Kaufman, TX in order to consolidate Numo's operations under one roof.

The lease term begins on November 1, 2003. Rent for the first month is free, rent for months two through seven is $22,024 per month and rent for months eight through thirteen is $42,000 per month.

As consideration for Numo's execution of the Lease, Numo was granted the exclusive option and right to purchase the manufacturing facility for $2,125,000. Such option must be exercised on or before April 30, 2004. If Numo timely exercises this option to purchase the property, then Numo will be entitled to a credit against the purchase price, of an amount equal to $10,000 multiplied by the number of months of rent paid by Numo under the Lease prior to the date of closing under the purchase contract. The landlord has agreed not to market the manufacturing facility for sale prior to April 30, 2004.

In addition, after April 30, 2004 and during the term of the Lease, if the owner of the facility receives an offer to purchase the facility by a bona fide third party purchaser, Numo will have a right of first refusal to purchase the facility (provided that Numo is not then in default under the Lease), on the same terms and conditions offered by the bona fide third party purchaser. If Numo elects to exercise its right of first refusal to purchase the manufacturing facility, then Numo and the landlord will negotiate in good faith for a final contract.

If Numo does not purchase the manufacturing facility by October 31, 2004, an amount of $120,000 (the deferred rent for months 2-7) shall become due and payable November 1, 2004 along with November's 2004 rent.

John Sanford has personally guaranteed the lease for $120,000.

On October 22, 2003, the Company borrowed $150,000 from an outside investor to provide working capital for Numo. The promissory note is payable in 40 days with interest calculated at 13% per annum. In addition the Company will pay a 1.5% loan commitment fee. The note is unsecured.










                                    19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, among other things, the following: business conditions and growth in the Company's industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company's customers; failure by the Company or its subsidiaries to maintain their credit facilities; whether the Company's lenders will demand the outstanding balance of loans to the Company; and other risk factors listed from time to time in the Company's periodic reports.
Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

As of September 30, 2003, Houze holds a demand line of credit with a maximum availability of $800,000. As of September 30, 2003, Houze had drawn down $575,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001 and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on such line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by Mr. Sanford. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.






                                    20
On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory. Advances on the revolving line of credit bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment. Advances on the equipment line are secured by new equipment purchases at 80% of the equipment's purchase price. The entire financing arrangement is guaranteed by the Company. The Company repaid all its previously outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002 the revolving line of credit was increased from $1,000,000 to $1,500,000, on August 20, 2002, from $1,500,000 to $2,500,000 and on July 10, 2003 the revolving line of credit was increased from $2,500,000 to $3,000,000. As of September 30, 2003, Numo had drawn down $2,893,000 on this line of credit, the term loan had a balance of $265,000, and the balance on the equipment line of credit was $107,000.


During 2002 and 2003, the Company borrowed the following amounts from Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer and a director of the Company, to provide working capital for the
Company:

January 23, 2002      $25,000
September 16, 2002    $ 6,500
December 11, 2002     $50,000
March 14, 2003        $50,000
July 21, 2003         $10,000
October 22, 2003      $60,000

All notes, except the October 22, 2003 note, had an interest rate of prime. The October 22, 2003 note has an interest rate of prime plus 2%. As of September 30, 2003, all notes outstanding as of that date were paid in full. On October 22, 2003 Mr. Zanin made an additional loan to the Company of $60,000, which remains outstanding.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The principal balance as of September 30, 2003 was $12,000.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the twenty-four months after the stock sale or has sales less than $2.0 million for any twelve month period occurring prior to the twenty-four months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable
quarterly over five years in favor of the BB.com investors.   As of
September 30, 2003, the Company has not had to execute a promissory note.

                                    21

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



Results of Operations

Three Months Ended September 30, 2003 Compared with the Three Months Ended September 30, 2002

Net sales for the third quarter was $6.5 million, an increase of $1.3 million, or 23.7% over the three months ended September 30, 2002. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the third quarter were $5.5 million, an increase of $1.4 million, or 32.3% over the three months ended September 30, 2002. Houze's sales decreased slightly offsetting Numo's increase.

Gross profit decreased $0.7 million, or 47.6% in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. The decrease was primarily attributable to a decrease in Numo's gross profit margin. In the third quarter of 2003, Numo operated out of five facilities. Operating out of five facilities is inefficient and costly. In addition to the five facilities, Numo attempted to produce several promotional products for Wal-Mart, Inc., which were much more complicated and costly to produce than Numo had originally estimated. The combination of operating five facilities and the production of new promotional products for Wal-Mart, Inc. has resulted in a significant decline in Numo's gross profit margin.

The increase in selling, general and administrative expense continues to be due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development and an increase in the accounting and administrative staff.









                                    22



Nine Months Ended September 30, 2003 Compared with the Nine Months Ended September 30, 2002

Net sales for the nine months ended September 30, 2003 was $17.0 million, an increase of $3.4 million, or 24.8% over the nine months ended
September 30, 2002. The increase was primarily attributable to the increased sales of Numo. Numo's sales for the nine months ending
September 30, 2003 were $14.0 million, an increase of $3.5 million, or 33.2% over the nine months ended September 30, 2002. Houze's sales decreased slightly offsetting Numo's increase.

Gross profit decreased $0.3 million, or 6.94% in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. In the third quarter of 2003, Numo operated out of five facilities. Operating out of five facilities is inefficient and costly. In addition to the five facilities, Numo attempted to produce several new promotional products for Wal-Mart, Inc., which were much more complicated and costly to produce than Numo had originally estimated. The combination of operating five facilities and the production of new promotional products for Wal-Mart, Inc. resulted in a significant decline in Numo's gross profit margin.

The increase in selling, general and administrative expense is due to increases in spending on advertising and promotional efforts, customer service efforts, and new market development.


Item 3.     Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer provide that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.







                                    23
Part II. Other Information

Item 1.  Legal Proceedings   Not Applicable

Item 2.  Changes in Securities   Not Applicable

Item 3.  Defaults Upon Senior Securities  -

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

Every quarter starting with quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of September 30, 2003, Numo met none of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $298,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2003. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders   Not
Applicable




                                    24
Item 5.  Other Information

Frank Zanin, the Company's Chief Executive Officer and Chief Financial Officer, has informed the Company that effective as of November 30, 2003, he will resign as an officer of the Company. The Company's President, John Sanford, will be assuming the responsibilities and duties of Chief Executive Officer and Chief Financial Officer. To help facilitate this transition, Frank Zanin will remain employed by the Company through March 2004.


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.3 Commercial Lease Agreement between Numo Manufacturing, Inc. and CHF Industries, Inc. dated October 20, 2003.*

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


   (b)   Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the Three-month period ended September 30, 2003.

















                                    25
                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  November 13, 2003            By:    /s/  Frank J. Zanin, Jr.
                                              Frank J. Zanin, Jr.
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer








































                                    26

Exhibit No. Description of Exhibit
----------- -----------------------

         10.3 Commercial Lease Agreement between Numo Manufacturing, Inc. and CHF Industries, Inc. dated October 20, 2003.*

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


































                                    27
Exhibit 10.3


NORTH TEXAS COMMERCIAL ASSOCIATION OF REALTORS
COMMERCIAL LEASE AGREEMENT


TABLE OF CONTENTS
Article                                                         Page
1.   Defined Terms                                                1
2.   Lease and Lease Term                                         2
3.   Rent and Security Deposit                                    2
4.   Taxes                                                        3
5.   Insurance and Indemnity                                      3
6.   Use of Demised Premises                                      4
7.   Property Condition, Maintenance, Repairs and Alterations     5
8.   Damage or Destruction                                        6
9.   Condemnation                                                 7
10.  Assignment and Subletting                                    7
11.  Default and Remedies                                         7
12.  Landlord's Contractual Lien                                  9
13.  Protection of Lenders                                        9
14.  Environmental Representations and Indemnity                 10
15.  Professional Service Fees                                   10
16.  Miscellaneous                                               11
17.  Additional Provisions                                       13


EXHIBITS AND ADDENDA.    Any exhibit or addendum attached to this Lease
is incorporated as a part of this Lease for all purposes. Any term not specifically defined in the Addenda shall have the same meaning given to it in the body of this Lease. To the extent any provisions in the body of this Lease conflict with the Addenda, the Addenda shall control.

Check all boxes which apply. Boxes not checked do not apply.

X  Exhibit  A   Survey and/or Legal Description of the Property
   Exhibit  B   Floor Plan and/or Site Plan
X  Addendum A   Expense Reimbursement
   Addendum B   Renewal Options
   Addendum C   Right of First Refusal for Additional Space
   Addendum D   Percentage Rental/Gross Sales Reports
X  Addendum E   Guarantee
   Addendum F   Construction of Improvements
   Addendum G   Rules and Regulations
   Addendum H   Other











IN CONSIDERATION of the terms, provisions and agreements contained in this Lease, the parties agree as follows:

ARTICLE ONE: DEFINED TERMS. As used in this Commercial Lease Agreement (the "Lease"), the terms set forth in this Article One have the following respective meanings:

1.01. Effective Date: The last date beneath the signatures of Landlord and Tenant on page 13 below.

1.02. Landlord:  CHF Industries, Inc.
      One Park Avenue New York, New York 10016
      Telephone:               Fax:212-951-7777

1.03. Tenant:  Numo Manufacturing, Inc.
      Address: 700 Hickory Tree Road
      Mesquite, Texas 75149
      Telephone:(972) 288-4423   Fax:

1.04. Demised Premises:   Approximately 206,477  square feet of office
warehouse

A.    Street address:   1072 U.S. Highway 175 Kaufman, Texas  75142 in
                       Kaufman County, Texas.

B. Legal description: The property on which the Demised Premises is situated (the "Property") is more particularly described as:
An approximately 206,477 square foot office warehouse located at 1072 U.S. Highway 175 Kaufman ,Texas 75142 situated on approximately 14.28 acres of land or is described on Exhibit A, SURVEY AND/OR LEGAL
DESCRIPTION.

C. Floor Plan or Site Plan: Being a floor area of approximately 206,477 square feet and being approximately feet by feet (measured to the exterior of outside walls and to the center of the interior walls) and being more particularly shown in outline form on Exhibit B, FLOOR PLAN AND/OR SITE PLAN.

D. Tenant's pro rata share of the Property is --------- %. [See Addendum A, EXPENSE REIMBURSEMENT, if applicable]

1.05. Lease Term: One (1) years and One (1) months beginning on November 1, 2003 (the "Commencement Date")

1.06. Base Rent:$ month 1- 0.00, months 2-7 $1.28 net per square foot, months 8-13 $2.44 net per square foot total Base Rent for the Lease Term payable in monthly installments of $ 1st month 0.00, months 2-7
$22,024.21, months 8-13 $42,000.00 per month in advance. (The total amount of Rent is defined in Section 3.01.)

Percentage Rental Rate: ----- %. [See Addendum D, PERCENTAGE RENTAL/GROSS SALES REPORTS, if applicable]

1.08. Security Deposit: $64,000.00 (due upon execution of this Lease). [See Section 3.04]

1.09. Permitted Use: Mixed Industrial, Assembly, Distribution and Storage of Koosies, Ceramics and Beverageware Products [See Section 6.01]

1.10. Party to whom Tenant is to deliver payments under this Lease [check one]: X Landlord, Principal Broker, or Other:
Landlord may designate in writing the party authorized to act on behalf of Landlord to enforce this Lease. Any such authorization will remain in effect until it is revoked by Landlord in writing.

1.11. Principal Broker: Henry S Miller Real Estate Company, acting as [check one]: X agent for Landlord exclusively, agent for Tenant exclusively, an intermediary.

Principal Broker's Address:  5001 Spring Valley Rd 1100 Providence Towers
                             West Dallas, Texas 75244
                             Telephone: (972)386-1415
                             Fax: (972)386-1415

1.12. Cooperating Broker:_Robin Weber & Associates, Inc., acting as [check one]: agent for Landlord exclusively, X agent for Tenant exclusively, an intermediary.

Cooperating Broker's Address :  381 Casa Linda Plaza Suite 199
                                Dallas, Texas 75218
                                Telephone: 214-320-8911
                                Fax: 214-328-0044

The Fee: The Professional Service Fee shall be as set forth in [check one]: Paragraph A, or X Paragraph B of Section 15.01.

The percentage applicable for leases in Sections 15.01 and 15.03 shall be Six percent (6%).

The percentage applicable in Section 15.04 in the event of a sale shall be Six percent on the 1st million dollars and Three percent of the remaining balance of the purchase price. (6%/3%).

1.14. Acceptance: The number of days for acceptance of this offer is 7 days. [See Section 16.14]

ARTICLE TWO: LEASE AND LEASE TERM

2.01. Lease of Demised Premises for Lease Term. Landlord leases the Demised Premises to Tenant and Tenant leases the Demised Premises from Landlord for the Lease Term stated in Section 1.05. The Commencement Date is the date specified in Section 1.05, unless advanced or delayed under any provision of this Lease.

2.02. Delay in Commencement. Landlord shall not be liable to Tenant if Landlord does not deliver possession of the Demised Premises to Tenant on the Commencement Date specified in Section 1.05 above. Landlord's non-delivery of possession of the Demised Premises to Tenant on the Commencement Date will not affect this Lease or the obligations of Tenant under this Lease. However, the Commencement Date shall be delayed until possession of the Demised Premises is delivered to Tenant. The Lease Term shall be extended for a period equal to the delay in delivery of possession of the Demised Premises to Tenant, plus the number of days necessary for the Lease Term to expire on the last day of a month. If Landlord does not deliver possession of the Demised Premises to Tenant within sixty (60) days after the Commencement Date specified in Section 1.05, Tenant may cancel this Lease by giving written notice to Landlord within ten (10) days after the 60-day period ends. If Tenant gives such notice, this Lease shall be canceled effective as of the date of its execution, and no party shall have any obligations under this Lease. If Tenant does not give such notice within the time specified, Tenant shall have no right to cancel this Lease, and the Lease Term shall commence upon the delivery of possession of the Demised Premises to Tenant. If delivery of possession of the Demised Premises to Tenant is delayed, Landlord and Tenant shall, upon such delivery, execute an amendment to this Lease setting forth the revised Commencement Date and Expiration Date of the Lease Term.

2.03. Early Occupancy. If Tenant occupies the Demised Premises prior to the Commencement Date, Tenant's occupancy of the Demised Premises shall be subject to all of the provisions of this Lease. Early occupancy of the Demised Premises shall not advance the Expiration Date. Unless otherwise provided herein, Tenant shall pay Base Rent and all other charges specified in this Lease for the period of occupancy.

2.04. Holding Over. Tenant shall vacate the Demised Premises immediately upon the expiration of the Lease Term or earlier termination of this Lease. Tenant shall reimburse Landlord for and indemnify Landlord against all damages incurred by Landlord as a result of any delay by Tenant in vacating the Demised Premises. If Tenant does not vacate the Demised Premises upon the expiration of the Lease Term or earlier termination of this Lease, Tenant's occupancy of the Demised Premises shall be a day-to-day tenancy, subject to all of the terms of this Lease, except that the Base Rent during the holdover period shall be increased to an amount which is one-and-one-half (1.5) times the Base Rent in effect on the expiration or termination of this Lease, computed on a daily basis for each day of the holdover period, plus all additional sums due under this Lease. This paragraph shall not be construed as Landlord's consent for Tenant to hold over or to extend this Lease.

ARTICLE THREE: RENT AND SECURITY DEPOSIT

3.01. Manner of Payment. All sums payable under this Lease by Tenant (the "Rent") shall be made to the Landlord at the address designated in
Section 1.02, unless another person is designated in Section 1.10, or to any other party or address as Landlord may designate in writing. Any and all payments made to a designated third party for the account of the Landlord shall be deemed made to Landlord when received by the designated third party. All sums payable by Tenant under this Lease, whether or not expressly denominated as rent, shall constitute rent for the purposes of
Section 502(b)(6) of the Bankruptcy Code and for all other purposes. The Base Rent is the minimum rent for the Demised Premises and is subject to the terms and conditions contained in this Lease, together with the attached Addenda, if any.

3.02. Time of Payment. Upon execution of this Lease, Tenant shall pay the installment of Base Rent for the first month of the Lease Term. On or before the first day of the second month of the Lease Term and of each month thereafter, the installment of Base Rent and other sums due under this Lease shall be due and payable, in advance, without off-set, deduction or prior demand. Tenant shall cause payments to be properly mailed or otherwise delivered so as to be actually received by the party identified in 1.10 above on or before the due date (and not merely deposited in the mail). If the Lease Term commences or ends on a day other than the first or last day of a calendar month, the rent for any fractional calendar month following the Commencement Date or preceding the end of the Lease Term shall be prorated by days.

3.03. Late Charges. Tenant's failure to promptly pay sums due under this Lease may cause Landlord to incur unanticipated costs. The exact amount of those costs is impractical or extremely difficult to ascertain. The costs may include, but are not limited to, processing and accounting charges and late charges which may be imposed on Landlord by any ground lease or deed of trust encumbering the Demised Premises. Payments due to Landlord under this Lease are not an extension of credit. Therefore, if any payment under the Lease is not actually received on or before the due date (and not merely deposited in the mail), Landlord may, at Landlord's option and to the extent allowed by applicable law, impose a Late Charge on any late payments in an amount equal to one-half of one percent (0.5%) of the amount of the past due payment (the "Late Charge") per day for each day after the due date, until the past due amount in Good Funds is received by Landlord, up to a maximum of ten percent (10%) of the past due amount. A Late Charge may be imposed only once on each past due payment. Any Late Charge will be in addition to Landlord's other remedies for nonpayment of rent. If any check tendered to Landlord by Tenant under this Lease is dishonored for any reason, Tenant shall pay to the party receiving payments under this Lease a fee of twenty-five dollars ($25.00), plus (at Landlord's option) a Late Charge as provided above until good funds are received by Landlord. The parties agree that any Late Charge and dishonored check fee represent a fair and reasonable estimate of the costs Landlord will incur by reason of the late payment or dishonored check. Payments received from Tenant shall be applied first to any Late Charges, second to Base Rent, and last to other unpaid charges or reimbursements due to Landlord. Notwithstanding the foregoing, Landlord will not impose a Late Charge as to the first late payment in any calendar year, unless Tenant fails to pay the late payment to Landlord within three (3) business days after the delivery of a written notice from Landlord to Tenant demanding the late payment be paid. However, Landlord may impose a Late Charge without advance notice to Tenant on any subsequent late payment in the same calendar year.

3.04. Security Deposit. Upon execution of this Lease, Tenant shall deposit with Landlord a cash Security Deposit in the amount stated in
Section 1.08. Landlord may apply all or part of the Security Deposit to any unpaid Rent or other charges due from Tenant or to cure any other defaults of Tenant. If Landlord uses any part of the Security Deposit, Tenant shall restore the Security Deposit to its full amount within ten
(10) days after Landlord's written demand. Tenant's failure to restore the full amount of the Security Deposit within the time specified shall be a default under this Lease. No interest will be paid on the Security Deposit. Landlord will not be required to keep the Security Deposit separate from its other accounts and no trust relationship is created with respect to the Security Deposit. Upon any termination of this Lease not resulting from Tenant's default, and after Tenant has vacated the Property and cleaned and restored the Demised Premises in the manner required by this Lease, Landlord shall refund the unused portion of the Security Deposit to Tenant within thirty days after the Termination Date or thirty days after Tenant fully complies with the conditions of termination as required in Section 7.05, whichever is later.

3.05. Good Funds Payments. If, for any reason whatsoever, any two or more payments by check from Tenant to Landlord for Rent are dishonored and returned unpaid, thereafter Landlord may, at Landlord's sole option, upon written notice to Tenant, require that all future payments of Rent for the remaining term of the Lease must be made by cash, certified check, cashier's check, or money order ("Good Funds") and that the delivery of Tenant's personal or corporate check will no longer constitute payment of Rent under this Lease. Any acceptance by Landlord of a payment for Rent by Tenant's personal or corporate check thereafter shall not be construed as a waiver of Landlord's right to insist upon payment by Good Funds as set forth herein.

ARTICLE FOUR: TAXES

4.01. Payment by Landlord. Tenant shall pay the real estate taxes on the Demised Premises during the Lease Term.

4.02. Improvements by Tenant. If the real estate taxes levied against the Demised Premises for the real estate tax year in which the Lease Term commences are increased as a result of any alterations, additions or improvements made by Tenant or by Landlord at the request of Tenant, Tenant shall pay to Landlord upon demand the amount of the increase and continue to pay the increase during the Lease Term. Landlord shall use reasonable efforts to obtain from the tax assessor or assessors a written statement of the total amount of the increase.

4.03. Joint Assessment. If the real estate taxes are assessed against the Demised Premises jointly with other property not constituting a part of the Demised Premises, the real estate taxes applicable to the Demised Premises shall be equal to the amount bearing the same proportion to the aggregate assessment that the total square feet of building area in the Demised Premises bears to the total square feet of building area included in the joint assessment.

4.04. Personal Property Taxes. Tenant shall pay all taxes assessed against trade fixtures, furnishings, equipment, inventory, products, or any other personal property belonging to Tenant. Tenant shall use reasonable efforts to have Tenant's property taxed separately from the Demised Premises. If any of Tenant's property is taxed with the Demised Premises, Tenant shall pay the taxes for its property to Landlord within fifteen (15) days after Tenant receives a written statement from Landlord for the property taxes.

ARTICLE FIVE: INSURANCE AND INDEMNITY

5.01. Casualty Insurance. During the Lease Term, Tenant shall maintain policies of insurance covering loss of or damage to the Demised Premises in an amount of full replacement value which shall be at least $4,000,000. The policies shall name Landlord as additional insured and provide protection against all perils included within the classification of fire and extended coverage and any other perils which Landlord deems necessary. Landlord may, at Landlord's option, obtain insurance coverage for Tenant's fixtures, equipment or building improvements installed by Tenant in or on the Demised Premises. Tenant shall, at Tenant's expense, maintain insurance on its fixtures, equipment and building improvements as Tenant deems necessary to protect Tenant's interest. Tenant shall not do or permit to be done anything which invalidates any insurance policies. Any casualty insurance carried by Landlord or Tenant shall be for the sole benefit of the party carrying the insurance and under its sole control.

5.02. Increase in Premiums. Tenant shall not permit any operation or activity to be conducted, or storage or use of any volatile or any other materials, on or about the Demised Premises that would cause suspension or cancellation of any fire and extended coverage insurance policy carried by Landlord, or increase the premiums therefore, without the prior written consent of Landlord. If Tenant's use and occupancy of the Demised Premises causes an increase in the premiums for any fire and extended coverage insurance policy carried by Landlord, Tenant shall pay to Landlord, as additional rental, the amount of the increase within ten days after demand and presentation by Landlord of written evidence of the increase.

5.03. Liability Insurance. During the Lease Term, Tenant shall maintain a commercial general liability policy of insurance, at Tenant's expense, insuring Landlord against liability arising out of the ownership, use, occupancy, or maintenance of the Demised Premises. The initial amounts of the insurance must be at least: $1,000,000 for Each Occurrence, $2,000,000 General Aggregate per policy year, $100,000 Property Damage for the Demised Premises, and $10,000 Medical Expense; plus a $4,000,000 commercial general liability umbrella; and shall be subject to periodic increases based upon economic factors as Landlord may determine, in Landlord's discretion, exercised in good faith. However, the amounts of the insurance shall not limit Tenant's liability nor relieve Tenant of any obligation under this Lease. The policies must contain cross-liability endorsements, if applicable, and must insure Tenant's performance of the indemnity provisions of Section

5.04. The policies for both liability and casualty insurance must contain a provision which prohibits cancellation or modification of the policy except upon thirty (30) days' prior written notice to Landlord. Tenant may discharge Tenant's obligations under this Section by naming Landlord as an additional insured under a comprehensive policy of commercial general liability insurance maintained by Tenant and containing the coverage and provisions described in this Section. Tenant shall deliver a copy of the policy or certificate (or a renewal) to Landlord prior to the Commencement Date and prior to the expiration of the policy during the Lease Term. If Tenant fails to maintain the policy, Landlord may elect to maintain the insurance at Tenant's expense. Tenant may, at Tenant's expense, maintain other liability insurance as Tenant deems necessary.

5.04. Indemnity. Landlord shall not be liable to Tenant or to Tenant's employees, agents, invitees or visitors, or to any other person, for any injury to persons or damage to property on or about the Demised Premises or any adjacent area owned by Landlord caused by the negligence or misconduct of Tenant, Tenant's employees, subtenants, agents, licensees or concessionaires or any other person entering the Demised Premises under express or implied invitation of Tenant, or arising out of the use of the Demised Premises by Tenant and the conduct of Tenant's business, or arising out of any breach or default by Tenant in the performance of Tenant's obligations under this Lease; and Tenant hereby agrees to indemnify and hold Landlord harmless from any loss, expense or claims arising out of such damage or injury. Tenant shall not be liable for any injury or damage caused by the negligence or misconduct of Landlord, or Landlord's employees or agents, and Landlord agrees to indemnify and hold Tenant harmless from any loss, expense or damage arising out of such damage or injury.

5.05. Comparative Negligence. Tenant and Landlord hereby unconditionally and irrevocably agree to indemnify, defend and hold each other and their officers, agents, directors, subsidiaries, partners, employees, licensees and counsel harmless, to the extent of each party's comparative negligence, if any, from and against any and all loss, liability, demand, damage, judgment, suit, claim, deficiency, interest, fee, charge, cost or expense (including, without limitation, interest, court costs and penalties, reasonable attorney's fees and disbursements and amounts paid in settlement, or liabilities resulting from any change in federal, state or local law or regulation or interpretation of this Lease) of whatever nature, on a comparative negligence basis, even when caused in part by Landlord's or Tenant's negligence or the joint or concurring negligence of Landlord, Tenant, and any other person or entity, which may result or to which Landlord or Tenant and/or any of their officers, agents, directors, employees, subsidiaries, partners, licensees and counsel may sustain, suffer, incur or become subject to in connection with or arising in any way whatsoever out of the leasing, operation, promotion, management, maintenance, repair, use or occupation of the Demised Premises, or any other activity of whatever nature in connection therewith, or arising out of or by reason of any investigation, litigation or other proceedings brought or threatened, arising out of or based upon the leasing, operation, promotion, management, maintenance, repair, use or occupancy of the Demised Premises, or any other activity on the Demised Premises. This provision shall survive the expiration or termination of this Lease.

5.06. Waiver of Subrogation. Each party to this Lease waives any and every claim which arises or may arise in its favor against the other party during the term of this Lease or any renewal or extension of this Lease for any and all loss of, or damage to, any of its property located within or upon, or constituting a part of, the Demised Premises, which loss or damage is covered by valid and collectible fire and extended coverage insurance policies, to the extent that such loss or damage is recoverable under such insurance policies. These mutual waivers shall be in addition to, and not in limitation or derogation of, any other waiver or release contained in this Lease with respect to any loss of, or damage to, property of the parties. Inasmuch as these mutual waivers will preclude the assignment of any aforesaid claim by way of subrogation or otherwise to an insurance company (or any other person), each party hereby agrees to give immediately to each insurance company (which has issued to such party policies of fire and extended coverage insurance) written notice of the terms of such mutual waivers, and to cause such policies to be properly endorsed to prevent the invalidation of the insurance coverage by reason of these waivers.

ARTICLE SIX: USE OF DEMISED PREMISES

6.01. Permitted Use. Tenant may use the Demised Premises only for the Permitted Use stated in Section 1.09. The parties to this Lease acknowledge that the current use of the Demised Premises or the improvements located on the Demised Premises, or both, may or may not conform to the city zoning ordinance with respect to the permitted use, height, setback requirements, minimum parking requirements, coverage ratio of improvements to total area of land, and other matters which may have a significant economic impact upon the Tenant's intended use of the Demised Premises. Tenant acknowledges that Tenant has or will independently investigate and verify to Tenant's satisfaction the extent of any limitations or non-conforming uses of the Demised Premises. Tenant further acknowledges that Tenant is not relying upon any warranties or representations of Landlord or the Brokers who are participating in the negotiation of this Lease concerning the Permitted Use of the Demised Premises, or with respect to any uses of the improvements located on the Demised Premises.

6.02. Compliance with Law. Tenant shall comply with all governmental laws, ordinances and regulations applicable to the use of the Demised Premises, and shall promptly comply with all governmental orders and directives for the correction, prevention and abatement of nuisances and other activities in or upon, or connected with the Demised Premises, all at Tenant's sole expense, including any expense or cost resulting from the construction or installation of fixtures and improvements or other accommodations for handicapped or disabled persons required for compliance with governmental laws and regulations, including but not limited to the Texas Architectural Barriers Act (Article 9102 and any successor statute) and the Americans with Disabilities Act (the "ADA"). To the extent any alterations to the Demised Premises are required by the ADA or other applicable laws or regulations, Tenant shall bear the expense of the alterations. To the extent any alterations to areas of the Property outside the Demised Premises are required by Title III of the ADA or other applicable laws or regulations (for "path of travel" requirements or otherwise), Landlord shall bear the expense of the alterations.

6.03. Certificate of Occupancy. If required, Tenant shall obtain a Certificate of Occupancy from the municipality in which the Property is located prior to occupancy of the Demised Premises. Tenant may apply for a Certificate of Occupancy prior to the Commencement Date and, if Tenant is unable to obtain a Certificate of Occupancy, Tenant shall have the right to terminate this Lease by written notice to Landlord if Landlord or Tenant is unwilling or unable to cure the defects which prevented the issuance of the Certificate of Occupancy. Landlord may, but has no obligation to, cure any such defects, including any repairs, installations, or replacements of any items which are not presently existing on the Demised Premises, or which have not been expressly agreed upon by Landlord in writing.

6.04. Signs. Without the prior written consent of Landlord, Tenant may not place any signs, ornaments or other objects upon the Demised Premises or on the Property, including but not limited to the roof or exterior of the building or other improvements on the Property, or paint or otherwise decorate or deface the exterior of the building. Any signs installed by Tenant must conform with applicable laws, deed restrictions on the Property, and other applicable requirements. Tenant must remove all signs, decorations and ornaments at the expiration or termination of this Lease and must repair any damage and close any holes caused by the removal.

6.05. Utility Services. Tenant shall pay the cost of all utility services, including but not limited to initial connection charges, all charges for gas, water, sewerage, storm water disposal, communications and electricity used on the Demised Premises, and for replacing all electric lights, lamps and tubes.

6.06. Landlord's Access. Landlord and Landlord's agents shall have the right to, during normal business hours and upon reasonable advance notice, and without unreasonably interfering with Tenant's business, enter the Demised Premises: (a) to inspect the general condition and state of repair of the Demised Premises, (b) to make repairs required or permitted under this Lease, (c) to show the Demised Premises or the Property to any prospective tenant or purchaser, and (d) for any other reasonable purpose. If Tenant changes the locks on the Demised Premises, Tenant must provide Landlord with a copy of each separate key. During the final one hundred fifty (150) days of the Lease Term, Landlord and Landlord's agents may erect and maintain on or about the Demised Premises signs advertising the Demised Premises for lease or for sale.

6.07. Possession. If Tenant pays the rent, properly maintains the Demised Premises, and complies with all other terms of this Lease, Tenant may occupy and enjoy the Demised Premises for the full Lease Term, subject to the provisions of this Lease.

6.08. Exemptions from Liability. Landlord shall not be liable for any damage or injury to the persons, business (or any loss of income), goods, inventory, furnishings, fixtures, equipment, merchandise or other property of Tenant, Tenant's employees, invitees, customers or any other person in or about the Demised Premises, whether the damage or injury is caused by or results from: (a) fire, steam, electricity, water, gas or wind; (b) the breakage, leakage, obstruction or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures or any other cause; (c) conditions arising on or about the Demised Premises or upon other portions of any building of which the Demised Premises is a part, or from other sources or places; or (d) any act or omission of any other tenant of any building on the Property. Landlord shall not be liable for any damage or injury even though the cause of or the means of repairing the damage or injury are not accessible to Tenant. The provisions of this Section 6.08 shall not, however, exempt Landlord from liability for Landlord's gross negligence or willful misconduct.

ARTICLE SEVEN: PROPERTY CONDITION, MAINTENANCE, REPAIRS AND ALTERATIONS

7.01. Property Condition. Except as disclosed in writing by Landlord to Tenant contemporaneously with the execution of this Lease, to the best of Landlord's actual knowledge the Demised Premises has no known latent structural defects, construction defects of a material nature, and to the best of Landlord's actual knowledge none of the improvements has been constructed with materials known to be a potential health hazard to occupants of the Demised Premises. Tenant acknowledges that neither the Principal Broker nor any Cooperating Broker has made any warranty or representation to Tenant with respect to the condition of the Demised Premises, and that Tenant is relying exclusively upon Tenant's own investigations and the representations of Landlord, if any, with respect to the condition of the Demised Premises. Landlord and Tenant agree to hold the Brokers harmless of and from any and all damages, claims, costs and expenses of every kind and character resulting from or related to Landlord's furnishing to the Brokers any false, incorrect or inaccurate information with respect to the Demised Premises, or Landlord's concealing any material information with respect to the condition of the Demised Premises. Other than as expressly set forth in this Lease, Landlord represents that on the Commencement Date (and for thirty (30) days thereafter) the building fixtures and equipment, plumbing and plumbing fixtures, electrical and lighting system, any fire protection sprinkler system, ventilating equipment, heating system, air conditioning equipment, roof, skylights, doors, overhead doors, windows, dock levelers, elevators, and the interior of the Demised Premises in general are in good operating condition. Tenant shall have a period of thirty
(30) days following the Commencement Date in which to inspect the Demised Premises and to notify Landlord in writing of any defects and maintenance, repairs or replacements required to the above named equipment, fixtures, systems and interior. Within a reasonable period of time after the timely receipt of any such written notice from Tenant, Landlord shall, at Landlord's expense, correct the defects and perform the maintenance, repairs and replacements.

7.02. Acceptance of Demised Premises. Subject to the provisions in
Section 7.01, Tenant acknowledges that: (a) a full and complete inspection of the Demised Premises and adjacent common areas has been made and Landlord has fully and adequately disclosed the existence of any defects which would interfere with Tenant's use of the Demised Premises for their intended commercial purpose, and (b) as a result of such inspection and disclosure, Tenant has taken possession of the Demised Premises and accepts the Demised Premises in its "As Is" condition.

7.03. Maintenance and Repair. Except as otherwise provided in this Lease, Landlord shall be under no obligation to perform any repair, maintenance or management service in the Demised Premises or adjacent common areas. Tenant shall be fully responsible, at its expense, for all repair, maintenance (including, without limitation, snow removal and general upkeep of parking areas) and management services other than those which are expressly assumed by Landlord.

        A. Landlord's Obligation.

       (1) Subject to the provisions of Article Eight (Damage or Destruction) and Article Nine (Condemnation) and except for damage caused by any act or omission of Tenant, Landlord shall keep the roof, skylights, foundation, structural components and the structural portions of exterior walls of the Demised Premises in good order, condition and repair. Landlord shall not be obligated to maintain or repair windows, doors, overhead doors, plate glass or the surfaces of walls. In addition, Landlord shall not be obligated to make any repairs under this Section until a reasonable time after receipt of written notice from Tenant of the need for repairs. If any repairs are required to be made by Landlord, Tenant shall, at Tenant's sole cost and expense, promptly remove Tenant's furnishings, fixtures, inventory, equipment and other property, to the extent required to enable Landlord to make repairs. Landlord's liability under this Section shall be limited to the cost of those repairs or corrections. Tenant waives the benefit of any present or future law which might give Tenant the right to repair the Demised Premises at Landlord's expense or to terminate the Lease because of the condition.

       (2) All repair, maintenance, management and other services to be performed by Landlord or Landlord's agents involve the exercise of professional judgment by service providers, and Tenant expressly waives any claims for breach of warranty arising from the performance of those services.

        B. Tenant's Obligation.

       (1) Subject to the provisions of Section 7.01, Section 7.03.A, Article Eight (Damage or Destruction) and Article Nine (Condemnation), Tenant shall, at all times, keep all other portions of the Demised Premises in good order, condition and repair, ordinary wear and tear excepted, including but not limited to maintenance, repairs and all necessary replacements of the windows, plate glass, doors, overhead doors, heating system, ventilating equipment, air conditioning equipment, electrical and lighting systems, fire protection sprinkler system, dock levelers, elevators, interior and exterior plumbing, the interior of the Demised Premises in general, pest control and extermination, down spouts, gutters, paving, railroad siding, care of landscaping and regular mowing of grass, and including the exterior of the Demised Premises. In addition, Tenant shall, at Tenant's expense, repair any damage to any portion of the Property, including the roof, skylights, foundation, or structural components and exterior walls of the Demised Premises, caused by Tenant's acts or omissions. If Tenant fails to maintain and repair the Property as required by this Section, Landlord may, on ten (10) days' prior written notice, enter the Demised Premises and perform the maintenance or repair on behalf of Tenant, except that no notice is required in case of emergency, and Tenant shall reimburse Landlord immediately upon demand for all costs incurred in performing the maintenance or repair, plus a reasonable service charge.

       (2) HVAC Service. Tenant shall, at Tenant's own cost and expense, enter into a regularly scheduled preventative maintenance and service contract for all refrigeration, heating, ventilating, and air conditioning systems and equipment within the Demised Premises during the Lease Term. If Tenant fails to enter into such a service contract acceptable to Landlord, Landlord may do so on Tenant's behalf and Tenant agrees to pay Landlord the cost and expense thereof, plus a reasonable service charge, regularly upon demand.

7.04. Alterations, Additions and Improvements. Tenant shall not create any openings in the roof or exterior walls, or make any alterations, additions or improvements to the Demised Premises without the prior written consent of Landlord. Consent for non-structural alterations, additions or improvements shall not be unreasonably withheld by Landlord. Tenant may erect or install trade fixtures, shelves, bins, machinery, heating, ventilating and air conditioning equipment and, provided that Tenant complies with all applicable governmental laws, ordinances, codes, and regulations. At the expiration or termination of this Lease, Tenant shall, subject to the restrictions of Section 7.05 below, have the right to remove items installed by Tenant, provided Tenant is not in default at the time of the removal and provided further that Tenant shall, at the time of removal of the items, repair in a good and workmanlike manner any damage caused by the installation or removal. Tenant shall pay for all costs incurred or arising out of alterations, additions or improvements in or to the Demised Premises and shall not permit any mechanic's or materialman's lien to be filed against the Demised Premises or the Property. Upon request by Landlord, Tenant shall deliver to Landlord proof of payment reasonably satisfactory to Landlord of all costs incurred or arising out of any alterations, additions or improvements.

7.05. Condition upon Termination. Upon the expiration or termination of this Lease, Tenant shall surrender the Demised Premises to Landlord broom clean and in the same condition as received, except for ordinary wear and tear which Tenant is not otherwise obligated to remedy under any provision of this Lease. Tenant shall not be obligated to repair any damage which Landlord is required to repair under Article Seven (Property Condition) or Article Eight (Damage or Destruction). In addition, Landlord may require Tenant to remove any alterations, additions or improvements (whether or not made with Landlord's consent) prior to the expiration or termination of this Lease and to restore the Demised Premises to its prior condition, all at Tenant's expense. All alterations, additions and improvements which Landlord has not required Tenant to remove shall become Landlord's property and shall be surrendered to Landlord upon the expiration or termination of this Lease. In no event, however, shall Tenant remove any of the following materials or equipment without Landlord's prior written consent: (i) electrical wiring or power panels; (ii) lighting or lighting fixtures; (iii) wall coverings, drapes, blinds or other window coverings; (iv) carpets or other floor coverings; (v) heating, ventilating, or air conditioning equipment; (vi) fencing or security gates; or (vii) any other fixtures, equipment or items which, if removed, would affect the operation or the appearance of the Property.

7.06. Net Lease Provisions. Notwithstanding anything contained in this Lease to the contrary in this Article Seven or otherwise, Tenant shall be responsible for paying all costs of ownership, maintenance, repairs, replacements, and operation of the Demised Premises and the Property, including but not limited to all costs of Ad Valorem Taxes, Insurance Premiums, Common Area Maintenance Expenses, Operating Expenses, and Roof and Structural Maintenance Expenses.

ARTICLE EIGHT: DAMAGE OR DESTRUCTION

8.01. Notice. If any buildings or other improvements situated on the Property are damaged or destroyed by fire, flood, windstorm, tornado or other casualty, Tenant shall immediately give written notice of the damage or destruction to Landlord.

8.02. Partial Damage. If the building or other improvements situated on the Demised Premises are damaged by fire, tornado, or other casualty but not to such an extent that rebuilding or repairs cannot reasonably be completed within one hundred twenty (120) days from the date Landlord receives written notification by Tenant of the occurrence of the damage, this Lease shall not terminate, but Landlord shall proceed with reasonable diligence to rebuild or repair the building and other improvements on the Demised Premises (other than leasehold improvements made by Tenant or any assignee, subtenant or other occupant of the Demised Premises) to substantially the condition in which they existed prior to the damage. If the casualty occurs during the final twelve (12) months of the Lease Term, Landlord shall not be required to rebuild or repair the damage unless Tenant exercises Tenant's renewal option (if any) within fifteen (15) days after the date of receipt by Landlord of the notification of the occurrence of the damage. If Tenant does not exercise its renewal option, or if there is no renewal option contained in this Lease, Landlord may, at Landlord's option, terminate this Lease by promptly delivering a written termination notice to Tenant, in which event the Rent shall be abated for the unexpired portion of the Lease Term, effective from the date of receipt by Landlord of the written notification of the damage. To the extent the Demised Premises cannot be occupied (in whole or in part) following the casualty, the Rent payable under this Lease during the period in which the Demised Premises cannot be fully occupied shall be adjusted equitably.

8.03. Substantial or Total Destruction. If the building or other improvements situated on the Demised Premises are substantially or totally destroyed by fire, tornado, or other casualty, or so damaged that rebuilding or repairs cannot reasonably be completed within one hundred twenty (120) days from the date Landlord receives written notification by Tenant of the occurrence of the damage, either Landlord or Tenant may terminate this Lease by promptly delivering a written termination notice to the other party, in which event the monthly installments of Rent shall be abated for the unexpired portion of the Lease Term, effective from the date of the damage or destruction. If neither party promptly terminates this Lease, Landlord shall proceed with reasonable diligence to rebuild and repair the building and other improvements (except that Tenant shall rebuild and repair Tenant's fixtures and improvements in the Demised Premises). To the extent the Demised Premises cannot be occupied (in whole or in part) following the casualty, the Rent payable under this Lease during the period in which the Demised Premises cannot be fully occupied shall be adjusted equitably.

ARTICLE NINE: CONDEMNATION

If, during the Lease Term or any extension thereof, all or a substantial part of the Demised Premises are taken for any public or quasi-public use under any governmental law, ordinance or regulation or by right of eminent domain, or are conveyed to the condemning authority under threat of condemnation, this Lease shall terminate and the monthly installments of Rent shall be abated during the unexpired portion of the Lease Term, effective from the date of the taking. If less than a substantial part of the Demised Premises is taken for public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, or is conveyed to the condemning authority under threat of condemnation, Landlord, at its option, may by written notice terminate this Lease. If Landlord does not terminate this Lease, Landlord shall promptly, at Landlord's expense, restore and reconstruct the buildings and improvements (other than leasehold improvements made by Tenant or any assignee, subtenant or other occupant of the Demised Premises) situated on the Demised Premises in order to make the same reasonably tenantable and suitable for the use for which the Demised Premises is leased as defined in Section 6.01. The monthly installments of Rent payable under this Lease during the unexpired portion of the Lease Term shall be adjusted equitably. Landlord and Tenant shall each be entitled to receive and retain such separate awards and portions of lump sum awards as may be allocated to their respective interests in any condemnation proceeding. The termination of this Lease shall not affect the rights of the parties to such awards.

ARTICLE TEN: ASSIGNMENT AND SUBLETTING

Tenant shall not, without the prior written consent of Landlord, assign this Lease or sublet the Demised Premises or any portion thereof. Any assignment or subletting shall be expressly subject to all terms and provisions of this Lease, including the provisions of Section 6.01 pertaining to the use of the Demised Premises. In the event of any assignment or subletting, Tenant shall remain fully liable for the full performance of all Tenant's obligations under this Lease. Tenant shall not assign its rights under this Lease or sublet the Demised Premises without first obtaining a written agreement from the assignee or sublessee whereby the assignee or sublessee agrees to assume the obligations of Tenant under this Lease and to be bound by the terms of this Lease. If an event of default occurs while the Demised Premises is assigned or sublet, Landlord may, at Landlord's option, in addition to any other remedies provided in this Lease or by law, collect directly from the assignee or subtenant all rents becoming due under the terms of the assignment or subletting and apply the rent against any sums due to Landlord under this Lease. No direct collection by Landlord from any assignee or subtenant will release Tenant from Tenant's obligations under this Lease. The direct or indirect transfer of voting control of Tenant or the merger of Tenant with any other entity whereby Tenant is not the survivor shall be deemed an assignment requiring Landlord's consent.

ARTICLE ELEVEN: DEFAULT AND REMEDIES

11.01. Default. Each of the following events is an event of default under this Lease:

          A. Failure of Tenant to pay any installment of the Rent or other sum payable to Landlord under this Lease on the date that it is due and the continuance of that failure for a period of five (5) days after Landlord delivers written notice of the failure to Tenant. This clause shall not be construed to permit or allow a delay in paying Rent beyond the due date and shall not affect Landlord's right to impose a Late Charge as permitted in Section 3.03.

          B. Failure of Tenant to comply with any term, condition or covenant of this Lease, other than the payment of Rent or other sum of Money or the placement of any lien on the Demised Premises arising from Tenant's acts or omissions, and the continuance of that failure or lien for a period of thirty (30) days after Landlord delivers written notice of the failure to Tenant;

          C. Failure of Tenant or any guarantor of Tenant's obligations under this Lease to pay its debts as they become due or an admission in writing of inability to pay its debts, or the making of a general assignment for the benefit of creditors;

          D. The commencement by Tenant or any guarantor of Tenant's obligations under this Lease of any case, proceeding or other action seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of it or its debts under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its property;

          E. The commencement of any case, proceeding or other action against Tenant or any guarantor of Tenant's obligations under this Lease seeking to have an order for relief entered against it as debtor, or seeking reorganization, arrangement, adjustment, liquidation, dissolution or composition of it or its debts under any law relating to bankruptcy, insolvency, reorganization or relief of debtors, or seeking appointment of a receiver, trustee, custodian or other similar official for it or for all or any substantial part of its property, and Tenant or any guarantor:
(i) fails to obtain a dismissal of such case, proceeding, or other action within sixty (60) days of its commencement; or (ii) converts the case from one chapter of the Federal Bankruptcy Code to another chapter; or
(iii) is the subject of an order of relief which is not fully stayed within seven (7) business days after the entry thereof; and

          F. Vacancy or abandonment by Tenant of any substantial portion of the Demised Premises or cessation of the use of the Demised Premises for the purpose leased.

11.02. Remedies. Upon the occurrence of any of the events of default listed in Section 11.01, Landlord shall have the option to pursue any one or more of the following remedies without any prior notice or demand.

          A. Terminate this Lease, in which event Tenant shall immediately surrender the Demised Premises to Landlord. If Tenant fails to so surrender the Demised Premises, Landlord may, without prejudice to any other remedy which it may have for possession of the Demised Premises or Rent in arrears, enter upon and take possession of the Demised Premises and expel or remove Tenant and any other person who may be occupying the Demised Premises or any part thereof, by force if necessary, without being liable for prosecution or any claim for damages. Tenant shall pay to Landlord on demand the amount of all loss and damage which Landlord may suffer by reason of the termination, whether through inability to re-let the Demised Premises on satisfactory terms or otherwise.

          B. Enter upon and take possession of the Demised Premises, by force if necessary, without terminating this Lease and without being liable for prosecution or for any claim for damages, and expel or remove Tenant and any other person who may be occupying the Demised Premises or any part thereof. Landlord may re-let the Demised Premises and receive the rent therefor. Tenant agrees to pay to Landlord monthly or on demand from time to time any deficiency that may arise by reason of any such re-letting. In determining the amount of the deficiency, the professional service fees, attorneys' fees, court costs, remodeling expenses and other costs of re-letting shall be subtracted from the amount of rent received under the re-letting.

          C. Enter upon the Demised Premises, by force if necessary, without terminating this Lease and without being liable for prosecution or for any claim for damages, and do whatever Tenant is obligated to do under the terms of this Lease. Tenant agrees to pay Landlord on demand for expenses which Landlord may incur in thus effecting compliance with Tenant's obligations under this Lease, together with interest thereon at the rate of twelve percent (12%) per annum from the date expended until paid. Landlord shall not be liable for any damages resulting to Tenant from such action, whether caused by negligence of Landlord or otherwise.

          D. Accelerate and declare the Rent for the entire Lease Term, and all other amounts due under this Lease, at once due and payable, and proceed by attachment, suit or otherwise, to collect all amounts in the same manner as if all such amounts due or to become due during the entire Lease Term were payable in advance by the terms of this Lease, and neither the enforcement or collection by Landlord of such amounts nor the payment by Tenant of such amounts shall constitute a waiver by Landlord of any breach, existing or in the future, of any of the terms or provisions of this Lease by Tenant or a waiver of any rights or remedies which the Landlord may have with respect to any such breach.

          E. In addition to the foregoing remedies, Landlord shall have the right to change or modify the locks on the Demised Premises in the event Tenant fails to pay the monthly installment of Rent when due. Landlord shall not be obligated to provide another key to Tenant or allow Tenant to regain entry to the Demises Premises unless and until Tenant pays Landlord all Rent which is delinquent. Tenant agrees that Landlord shall not be liable for any damages resulting to the Tenant from the lockout. At such time that Landlord changes or modifies the lock, Landlord shall post a "Notice of Change of Locks" on the front of the Demised Premises. Such Notice shall state that:

            (1) Tenant's monthly installment of Rent is delinquent, and therefore, under authority of Section 11.02.E of Tenant's Lease, the Landlord has exercised its contractual right to change or modify Tenant's door locks;

            (2) The Notice has been posted on the Tenant's front door by a representative of Landlord and Tenant should make arrangements with the representative to pay the delinquent installments of Rent when Tenant picks up the key; and

            (3) The failure of Tenant to comply with the provisions of the Lease and the Notice and/or tampering with or changing the door lock(s) by Tenant may subject Tenant to legal liability.

          F. No re-entry or taking possession of the Demised Premises by Landlord shall be construed as an election to terminate this Lease, unless a written notice of that intention is given to Tenant. Notwithstanding any such re-letting or re-entry or taking possession, Landlord may, at any time thereafter, elect to terminate this Lease for a previous default. Pursuit of any of the foregoing remedies shall not preclude pursuit of any other remedies provided by law, nor shall pursuit of any remedy provided in this Lease constitute a forfeiture or waiver of any monthly installment of Rent due to Landlord under this Lease or of any damages accruing to Landlord by reason of the violation of any of the terms, provisions and covenants contained in this Lease. Failure of Landlord to declare any default immediately upon its occurrence, or failure to enforce one or more of Landlord's remedies, or forbearance by Landlord to enforce one or more of Landlord's remedies upon an event of default shall not be deemed or construed to constitute a waiver of default or waiver of any violation or breach of the terms of this Lease. Pursuit of any one of the above remedies shall not preclude pursuit by Landlord of any of the other remedies provided in this Lease. The loss or damage that Landlord may suffer by reason of termination of this Lease or the deficiency from any re-letting as provided for above shall include the expense of repossession and any repairs or remodeling undertaken by Landlord following possession. If Landlord terminates this Lease at any time for any default, in addition to other Landlord's remedies, Landlord may recover from Tenant all damages Landlord may incur by reason of the default, including the cost of recovering the Demised Premises and the Rent then remaining unpaid.

11.03. Notice of Default. Tenant shall give written notice of any failure by Landlord to perform any of Landlord's obligations under this Lease to Landlord and to any ground lessor, mortgagee or beneficiary under any deed of trust encumbering the Demised Premises whose name and address have been furnished to Tenant in writing. Landlord shall not be in default under this Lease unless Landlord (or such ground lessor, mortgagee or beneficiary) fails to cure the nonperformance within thirty
(30) days after receipt of Tenant's notice. However, if the nonperformance reasonably requires more than thirty (30) days to cure, Landlord shall not be in default if the cure is commenced within the 30-day period and is thereafter diligently pursued to completion.

11.04. Limitation of Landlord's Liability. As used in this Lease, the term "Landlord" means only the current owner or owners of the fee title to the Demised Premises or the leasehold estate under a ground lease of the Demised Premises at the time in question. Each Landlord is obligated to perform the obligations of Landlord under this Lease only during the time such Landlord owns such interest or title. Any Landlord who transfers its title or interest is relieved of all liability with respect to the obligations of Landlord under this Lease accruing on or after the date of transfer, and Tenant agrees to recognize the transferee as Landlord under this Lease. However, each Landlord shall deliver to its transferee the Security Deposit held by Landlord if such Security Deposit has not then been applied under the terms of this Lease.

ARTICLE TWELVE: LANDLORD'S CONTRACTUAL LIEN

In addition to the statutory Landlord's lien, Tenant hereby grants to Landlord a security interest to secure payment of all Rent and other sums of money becoming due under this Lease from Tenant, upon all inventory, goods, wares, equipment, fixtures, furniture and all other personal property of Tenant situated in or upon the Demised Premises, together with the proceeds from the sale or lease thereof. Tenant may not remove such property without the consent of Landlord until all Rent in arrears and other sums of money then due to Landlord under this Lease have first been paid and discharged. Upon the occurrence of an event of default, Landlord may, in addition to any other remedies provided in this Lease or by law, enter upon the Demised Premises and take possession of any and all goods, wares, equipment, fixtures, furniture and other personal property of Tenant situated on the Demised Premises without liability for trespass or conversion, and sell the property at public or private sale, with or without having the property at the sale, after giving Tenant reasonable notice of the time and place of any such sale. Unless otherwise required by law, notice to Tenant of the sale shall be deemed sufficient if given in the manner prescribed in this Lease at least ten
(10) days before the time of the sale. Any public sale made under this Article shall be deemed to have been conducted in a commercially reasonable manner if held on the Demised Premises or where the property is located, after the time, place and method of sale and a general description of the types of property to be sold have been advertised in a daily newspaper published in the county where the Demised Premises is located for five (5) consecutive days before the date of the sale. Landlord or its assigns may purchase at a public sale and, unless prohibited by law, at a private sale. The proceeds from any disposition dealt with in this Article, less any and all expenses connected with the taking of possession, holding and selling of the property (including reasonable attorneys' fees and legal expenses), shall be applied as a credit against the indebtedness secured by the security interest granted herein. Any surplus shall be paid to Tenant or as otherwise required by law, and Tenant shall promptly pay any deficiencies. Upon request by Landlord, Tenant agrees to execute and deliver to Landlord a Financing Statement in a form sufficient to perfect the security interest of Landlord in the aforementioned property and proceeds thereof under the provisions of the Business and Commerce Code in force in the State of Texas. The statutory lien for rent is expressly reserved; the security interest herein granted is in addition and supplementary thereto. Provided Tenant is not in default under any of the terms of this Lease, upon written request by Tenant Landlord shall deliver a written subordination of Landlord's statutory and contractual liens to any liens and security interests securing any institutional third party financing of Tenant. Landlord shall not unreasonably withhold or delay the delivery of Landlord's written subordination.

ARTICLE THIRTEEN: PROTECTION OF LENDERS

13.01. Subordination and Attornment. Landlord shall have the right to subordinate this Lease to any future ground Lease, deed of trust or mortgage encumbering the Demised Premises, and advances made on the security thereof and any renewals, modifications, consolidations, replacements or extensions thereof, whenever made or recorded. Landlord's right to obtain such a subordination is subject to Landlord's providing Tenant with a written Subordination, Non-disturbance and Attornment Agreement from the ground lessor, beneficiary or mortgagee wherein Tenant's right to peaceable possession of the Demised Premises during the Lease Term shall not be disturbed if Tenant pays the Rent and performs all of Tenant's obligations under this Lease and is not otherwise in default, in which case Tenant shall attorn to the transferee of or successor to Landlord's interest in the Demised Premises and recognize the transferee or successor as Landlord under this Lease. If any ground lessor, beneficiary or mortgagee elects to have this Lease superior to the lien of its ground lease, deed of trust or mortgage and gives Tenant written notice thereof, this Lease shall be deemed superior to the ground lease, deed of trust or mortgage whether this Lease is dated prior or subsequent to the date of the ground lease, deed of trust or mortgage or the date of recording thereof. Tenant's rights under this Lease, unless specifically modified at the time this Lease is executed, are subordinated to any existing ground lease, deed of trust or mortgage encumbering the Demised Premises.

13.02. Signing of Documents. Tenant shall sign and deliver any instruments or documents necessary or appropriate to evidence any attornment or subordination or any agreement to attorn or subordinate. If Tenant fails to do so within ten (10) days after written request, Tenant hereby makes, constitutes and irrevocably appoints Landlord, or any transferee or successor of Landlord, the attorney-in-fact of Tenant to execute and deliver the attornment or subordination document or agreement.

13.03. Estoppel Certificates.

          A. Upon Landlord's written request, Tenant shall execute and deliver to Landlord a written statement certifying: (1) whether Tenant is an assignee or subtenant; (2) the expiration date of the Lease; (3) the number of renewal options under the lease and the total period of time covered by the renewal option(s); (4) that none of the terms or provisions of the Lease have been changed since the original execution of the Lease, except as shown on attached amendments or modifications; (5) that no default by Landlord exists under the terms of the Lease (or if Landlord is claimed to be in default, stating why); (6) that the Tenant has no claim against the landlord under the Lease and has no defense or right of offset against collection of rent or other charges accruing under the Lease; (7) the amount and date of the last payment of Rent; (8) the amount of any security deposits and other deposits, if any; and (9) the identity and address of any guarantor of the lease. Tenant shall deliver the statement to Landlord within ten (10) days after Landlord's request. Landlord may forward any such statement to any prospective purchaser or lender of the Demised Premises. The purchaser or lender may rely conclusively upon the statement as true and correct.

          B. If Tenant does not deliver the written statement to Landlord within the ten (10) day period, Landlord, and any prospective purchaser or lender may conclusively presume and rely upon the following facts:

            (1) that the terms and provisions of this Lease have not been changed except as otherwise represented by Landlord;

            (2) that this Lease has not been canceled or terminated except as otherwise represented by Landlord;

            (3) that not more than one monthly installment of Base Rent and other charges have been paid in advance;

            (4) there are no claims against Landlord nor any defenses or rights of offset against collection of Rent or other charges; and

            (5) that Landlord is not in default under this Lease. In such event, Tenant shall be estopped from denying the truth of the presumed facts.

13.04. Tenant's Financial Condition. Within ten (10) days after written request from Landlord, Tenant shall deliver to Landlord financial statements as are reasonably required by Landlord to verify the net worth of Tenant, or any assignee, subtenant, or guarantor of Tenant. In addition, Tenant shall deliver to any lender designated by Landlord any financial statements required by the lender to facilitate the financing or refinancing of the Demised Premises. Tenant represents and warrants to Landlord that each financial statement is a true, complete, and accurate statement as of the date of the statement. All financial statements shall be confidential and shall be used only for the purposes set forth in this Lease.

ARTICLE FOURTEEN: ENVIRONMENTAL REPRESENTATIONS AND INDEMNITY

14.01. Tenant's Compliance with Environmental Laws. Tenant, at Tenant's expense, shall comply with all laws, rules, orders, ordinances, directions, regulations and requirements of Federal, State, county and municipal authorities pertaining to Tenant's use of the Property and with the recorded covenants, conditions and restrictions, regardless of when they become effective, including, without limitation, all applicable Federal, State and local laws, regulations or ordinances pertaining to air and water quality, Hazardous Materials (as defined in Section 14.05), waste disposal, air emissions and other environmental matters, all zoning and other land use matters, and with any direction of any public officer or officers, pursuant to law, which impose any duty upon Landlord or Tenant with respect to the use or occupancy of the Property.

14.02. Tenant's Indemnification. Tenant shall not cause or permit any Hazardous Materials to be brought upon, kept or used in or about the Property by Tenant, its agents, employees, contractors or invitees or any other person without the prior written consent of Landlord. If Tenant breaches the obligations stated in the preceding Section or sentence, or if the presence of Hazardous Materials on the Property caused or permitted by Tenant, its agents, employees, contractors or invitees or any other person occurring on or after the effective date of this Lease, results in contamination of the Property or any other property, or if contamination of the Property or any other property by Hazardous Materials otherwise occurs for which Tenant is legally liable to Landlord for damage resulting therefrom, then Tenant shall indemnify, defend and hold Landlord harmless from any and all claims, judgments, damages, penalties, fines, costs, liabilities or losses (including, without limitation, diminution in value of the Property, damages for the loss or restriction on use of rentable or unusable space or of any amenity or appurtenance of the Property, damages arising from any adverse impact on marketing of building space or land area, sums paid in settlement of claims, reasonable attorneys' fees, court costs, consultant fees and expert fees) which arise during or after the Lease Term as a result of the contamination. This indemnification of Landlord by Tenant includes, without limitation, costs incurred in connection with any investigation of site conditions or any clean-up, remedial work, removal or restoration work required by any Federal, State or local government agency because of Hazardous Materials present in the soil or ground water on or under the Property. Without limiting the foregoing, if the presence of any Hazardous Materials on the Property (or any other property) caused or permitted by Tenant results in any contamination of the Property, Tenant shall promptly take all actions at Tenant's sole expense as are necessary to return the Property to the condition existing prior to the introduction of any such Hazardous Materials, provided that Landlord's approval of such actions is first obtained. The foregoing indemnity shall survive the expiration or termination of this Lease.

14.03. Landlord's Representations and Warranties. Landlord represents and warrants, to the best of Landlord's actual knowledge, after reasonable inquiry, which is limited to the Phase I Environmental Site Assessment dated March 30, 1999, by Clayton Environmental Consultants, a copy of which shall be provided to Tenant upon execution of this Lease: there are no conditions existing with respect to the Demised Premises, and Landlord has received no notice of such conditions: (i) which constitute an unsafe or unlawful environmental condition; (ii) which would constitute a violation of any environmental protection, antipollution, healthy, safety, nuisance or related laws, ordinances or regulations (whether common law, statutory law, ordinance, order, decree, rule or regulation, including, without limitation, federal "SARA", "RCRA", "CERCLA", Hazardous Transportation Act, Federal Water Pollution Control Act, Clean Air Act, Clean Water Act, Toxic Substance Control Act, or Safe Drinking Water Act, as amended, and in any regulations adopted and publications promulgated pursuant thereto or any other federal, state or local environmental laws, ordinances, rules or regulations); (iii) which involve the use, production or possession and/or the presence or occurrence at, or run-off, drainage, removal, omission, leaching, disposal or release from the Demised Property of hazardous or regulated sludge, industrial waste, asbestos, PCBs, chemicals, chemical or fluid or solid container, air-borne particle pollutants, gases, fumes or any other hazardous, dangerous, or regulated substances or pollutants emitting from the Demised Premises and operation thereof, any of which are in violation of applicable laws, rules, regulation, ordinances, orders, or decrees constituting an unsafe condition, require present or future (based on current law) remedial action, or require the expenditure of sums in order to comply with laws, rules, regulations, orders, or decrees in the event of demolition or remodeling of existing facilities or remodeling of the Improvements; and (iv) there are no underground storage tanks of any nature are located under the Demised Premises and Landlord has no actual knowledge that any underground storage tanks of any nature were previously located under the Premises.

14.04. Landlord's Indemnification. Landlord hereby indemnifies, defends and holds Tenant harmless from any claims, judgments, damages, penalties, fines, costs, liabilities, (including sums paid in settlements of claims) or loss, including, without limitation, attorneys' fees, court costs, consultant fees, and expert fees, which arise during or after the term of this Lease from or in connection with breach of the representations or warranties contained in Section 14.03 above.

14.05. Definition. For purposes of this Lease, the term "Hazardous Materials" means any one or more pollutant, toxic substance, hazardous waste, hazardous material, hazardous substance, solvent or oil as defined in or pursuant to the Resource Conservation and Recovery Act, as amended, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, the Federal Clean Water Act, as amended, or any other Federal, State or local environmental law, regulation, ordinance, or rule, whether existing as of the date of this Lease or subsequently enacted.

14.06. Survival. The representations and indemnities contained in this
Article 14 shall survive the expiration or termination of this Lease.

ARTICLE FIFTEEN: PROFESSIONAL SERVICE FEES

15.01. Amount and Manner of Payment. Professional service fees due to the Principal Broker shall be calculated and paid as follows:

          A. Landlord agrees to pay to the Principal Broker a monthly professional service fee (the "Fee") for negotiating this Lease, plus any applicable sales taxes, equal to the percentage stated in Section 1.13.A of each monthly Rent payment at the time the payment is due.

          B. Landlord agrees to pay to the Principal Broker a lump sum professional service fee (the "Fee") for negotiating this Lease, plus any applicable sales taxes, equal to the percentage stated in Section 1.13.A of the total Rent to become due to Landlord during the Lease Term. A Fee shall be paid to the Principal Broker of two (2) percent of the total aggregate rental and a Fee shall be paid to the Cooperating Broker of four (4) percent of the total aggregate rental, (i) one-half on the date of final execution of this Lease, and (ii) the balance on the Commencement Date of this Lease; provided, that no fee will be paid on the rent described in Section 4 of Article 17 until such rent is paid to Landlord by Tenant.

15.02. Other Brokers. Both Landlord and Tenant represent and warrant to the other party that they have had no dealings with any person, firm or agent in the negotiation of this Lease other than the Broker(s) named in this Lease, and no other broker, agent, person, firm or entity other than the Broker(s) is entitled to any commission or fee in connection with this Lease.

15.03. Payments on Renewal, Expansion, Extension or New Lease. If during the Lease Term (as may be renewed or extended) or within ten (10) years from the Commencement Date, whichever is the greater period of time, Tenant, Tenant's successors or assigns: (a) exercises any right or option to renew or extend the Lease Term (whether contained in this Lease or in any amendment, supplement or other agreement pertaining to this Lease) or enters into a new lease or rental agreement with Landlord covering the Demised Premises; or (b) enters into any lease, extension, renewal, expansion or other rental agreement with Landlord demising to Tenant any premises located on or constituting all or part of any tract or parcel of real property adjoining, adjacent to or contiguous to the Demised Premises and owned by Landlord on the Commencement Date, Landlord shall pay to the Principal Broker an additional Fee covering the full period of the renewal, extension, lease, expansion or other rental agreement which shall be due on the date of exercise of a renewal option, or the date of execution in the case of an extension, new lease, expansion or other agreement. The additional Fee shall be computed under Section 15.01.A or 15.01.B above (whichever has been made applicable under Section 1.13), as if a new lease had been made for such period of time.

15.04. Payments on Sale. If Tenant, Tenant's successors or assigns, purchases the Demised Premises at any time, pursuant to a purchase option contained in this Lease (or any lease, extension, renewal, expansion or other rental agreement) or, in the absence of any purchase option or exercise thereof, purchases the Demised Premises within ten (10) years from the Commencement Date, Landlord shall pay to the Principal Broker and Cooperating Broker a Professional Service Fee in cash equal to the percentage stated in Section 1.13.B of the purchase price, payable at closing minus all amounts paid pursuant to Section 15.01B. Upon closing of a sale to Tenant, all monthly lease Fees shall terminate upon payment of the Professional Service Fee on the sale.

15.05. Landlord's Liability. If this Lease is negotiated by Principal Broker in cooperation with another broker, Landlord shall be liable for payment of all Professional Service Fees to Principal Broker only, whereupon Landlord shall be protected from any claims from a Cooperating Broker. The Principal Broker may pay a portion of the Fee to any Cooperating Broker pursuant to a separate agreement between the Brokers.

15.06. Joint Liability of Tenant. If Tenant enters into any new lease, extension, renewal, expansion, or other agreement to rent, occupy, or purchase any property described in Section 15.03 within the time specified in that Section, the agreement must be handled by the Principal Broker, otherwise Tenant shall be jointly and severally liable with Landlord for any payments due or to become due to the Principal Broker.

15.07. Assumption on Sale. In the event of a sale of the Demised Premises or the assignment of this Lease by Landlord, Landlord shall obtain from the purchaser or assignee an Assumption Agreement in recordable form whereby the purchaser or assignee agrees to pay the Principal Broker all Professional Service Fees payable under this Lease and shall deliver a fully executed original counterpart thereof to Principal Broker on the date of closing of the sale of the Demised Premises or assignment of this Lease. Landlord shall be released from personal liability for subsequent payments only upon the delivery to Principal Broker of that counterpart of the Assumption Agreement.

15.08. Termination. The termination of this Lease by the mutual agreement of Landlord and Tenant shall not affect the right of the Principal Broker to continue to receive the Fees agreed to be paid under this Lease, just as if Tenant had continued to occupy the Demised Premises and had paid the Rent during the entire Lease Term. Termination of this Lease under Article Eight or Article Nine shall not terminate the Principal Broker's right to collect the Fees.

15.09. Intermediary Relationship.

          A. If either Principal Broker and/or Cooperating Broker (together, the "Brokers") has indicated in Sections 1.11 and 1.12 that they are acting as an intermediary, then Landlord and Tenant hereby authorize the applicable Broker(s) to act as an intermediary between Landlord and Tenant in connection with this Lease, and acknowledge that the source of any expected compensation to the Brokers will be Landlord, and the Brokers may also be paid a fee by the Tenant. A real estate broker who acts as an intermediary between parties in a transaction:

            (1) may not disclose to Tenant that Landlord will accept a rent less than the asking rent unless otherwise instructed in a separate writing by Landlord;

            (2) may not disclose to Landlord that Tenant will pay a rent greater than the rental submitted in a written offer to Landlord unless otherwise instructed in a separate writing by Tenant;

            (3) may not disclose any confidential information, or any information a party specifically instructs the real estate broker in writing not to disclose, unless otherwise instructed in a separate writing by the respective party or required to disclose such information by the Texas Real Estate License Act or a court order or if the information materially relates to the condition of the property;

            (4) shall treat all parties to the transaction honestly; and

            (5) shall comply with the Texas Real Estate License Act.

          B. Appointments. Broker is authorized to appoint, by providing written notice to the parties, one or more licensees associated with Broker to communicate with and carry out instructions of one party, and one or more other licensees associated with Broker to communicate with and carry out instructions of the other party or parties. During negotiations, an appointed licensee may provide opinions and advice to the party to whom the licensee is appointed.

ARTICLE SIXTEEN: MISCELLANEOUS

16.01. Disclosure. Landlord and Tenant understand that a real estate broker is qualified to advise on matters concerning real estate and is not expert in matters of law, tax, financing, surveying, hazardous materials, engineering, construction, safety, zoning, land planning, architecture or the ADA. The Brokers hereby advise Tenant to seek expert assistance on such matters. Brokers do not investigate a property's compliance with building codes, governmental ordinances, statutes and laws that relate to the use or condition of a property and its construction, or that relate to its acquisition. If Brokers provide names of consultants or sources for advice or assistance, Tenant acknowledges that the Brokers do not warrant the services of the advisors or their products and cannot warrant the suitability of property to be acquired or leased. Furthermore, the Brokers do not warrant that the Landlord will disclose any or all property defects, although the Brokers will disclose to Tenant any actual knowledge possessed by Brokers regarding defects of the Demised Premises and the Property. In this regard, Tenant agrees to make all necessary and appropriate inquiries and to use diligence in investigating the Demised Premises and the Property before consummating this Lease. Landlord and Tenant hereby agree to indemnify, defend, and hold the Brokers harmless of and from any and all liabilities, claims, debts, damages, costs, or expenses, including but not limited to reasonable attorneys' fees and court costs, related to or arising out of or in any way connected to representations concerning matters properly the subject of advice by experts. In addition, to the extent permitted by applicable law, the Brokers' liability for errors or omissions, negligence, or otherwise, is limited to the return of the Fee, if any, paid to the Brokers pursuant to this Lease.

16.02. Force Majeure. If performance by Landlord of any term, condition or covenant in this Lease is delayed or prevented by any Act of God, strike, lockout, shortage of material or labor, restriction by any governmental authority, civil riot, flood, or any other cause not within the control of Landlord, the period for performance of the term, condition or covenant shall be extended for a period equal to the period Landlord is so delayed or prevented.

16.03. Interpretation. The captions of the Articles or Sections of this Lease are to assist the parties in reading this Lease and are not a part of the terms or provisions of this Lease. Tenant shall be responsible for the conduct, acts and omissions of Tenant's agents, employees, customers, contractors, invitees, agents, successors or others using the Demised Premises with Tenant's expressed or implied permission. Whenever required by the context of this Lease, the singular shall include the plural and the plural shall include the singular, and the masculine, feminine and neuter genders shall each include the other.

16.04. Waivers. All waivers to provisions of this Lease must be in writing and signed by the waiving party. Landlord's delay or failure to enforce any provisions of this Lease or its acceptance of late installments of Rent shall not be a waiver and shall not prevent Landlord from enforcing that provision or any other provision of this Lease in the future. No statement on a payment check from Tenant or in a letter accompanying a payment check shall be binding on Landlord. Landlord may, with or without notice to Tenant, negotiate, cash, or endorse the check without being bound to the conditions of any such statement.

16.05. Severability. A determination by a court of competent jurisdiction that any provision of this Lease is invalid or unenforceable shall not cancel or invalidate the remainder of that provision or this Lease, which shall remain in full force and effect.

16.06. Joint and Several Liability. All parties signing this Lease as Tenant shall be jointly and severally liable for all obligations of Tenant.

16.07. Amendments or Modifications. This Lease is the only agreement between the parties pertaining to the lease of the Demised Premises and no other agreements are effective unless made a part of this Lease. All amendments to this Lease must be in writing and signed by all parties. Any other attempted amendment shall be void.

16.08. Notices. All notices and other communications required or permitted under this Lease must be in writing and shall be deemed delivered, whether actually received or not, on the earlier of: (i) actual receipt if delivered in person or by messenger with evidence of delivery; or (ii) receipt of an electronic facsimile transmission ("Fax") with confirmation of delivery; or (iii) upon deposit in the United States Mail as required below. Notices may be transmitted by Fax to the Fax telephone numbers specified in Article One on the first page of this Lease, if any. Notices delivered by mail must be deposited in the U.S. Postal Service, first class postage prepaid, and properly addressed to the intended recipient as set forth in Article One. After possession of the Demised Premises by Tenant, Tenant's address for notice purposes will be the address of the Demised Premises unless Tenant notifies Landlord in writing of a different address to be used for that purpose. Any party may change its address for notice by delivering written notice of its new address to all other parties in the manner set forth above. Copies of all notices should also be delivered to the Principal Broker, but failure to notify the Principal Broker will not cause an otherwise properly delivered notice to be ineffective.

16.09. Attorneys' Fees. If on account of any breach or default by any party to this Lease in its obligations to any other party to this Lease (including but not limited to the Principal Broker), it becomes necessary for a party to employ an attorney to enforce or defend any of its rights or remedies under this Lease, the non-prevailing party agrees to pay the prevailing party its reasonable attorneys' fees and court costs, if any, whether or not suit is instituted in connection with the enforcement or defense.

16.10. Venue. All obligations under this Lease, including but not limited to the payment of Fees to the Principal Broker, shall be performed and payable in the county in which the Property is located. The laws of the State of Texas shall govern this Lease.

16.11. Survival. All obligations of any party to this Lease which are not fulfilled at the expiration or the termination of this Lease shall survive such expiration or termination as continuing obligations of the party.

16.12. Binding Effect. This Lease shall inure to the benefit of, and be binding upon, each of the parties to this Lease and their respective heirs, representatives, successors and assigns. However, Landlord shall not have any obligation to Tenant's successors or assigns unless the rights or interests of the successors or assigns are acquired in accordance with the terms of this Lease.

16.13. Consult an Attorney. This Lease is an enforceable, legally binding agreement. Read it carefully. The brokers involved in the negotiation of this Lease cannot give you legal advice. The parties to this Lease acknowledge that they have been advised by the Brokers to have this Lease reviewed by competent legal counsel of their choice before signing this Lease. By executing this Lease, Landlord and Tenant each agree to the provisions, terms, covenants and conditions contained in this Lease.

16.14. Offer: The execution of this Lease by the first party to do so constitutes an offer to lease the Demised Premises. Unless within the number of days stated in Section 1.14 above after the date of its execution by the first party to do so, this Lease is signed by the other party and a fully executed copy is delivered to the first party, such offer to lease shall be automatically withdrawn and terminated.

ARTICLE SEVENTEEN: ADDITIONAL PROVISIONS

          1. Tenant shall lease the space on an "as is" basis. Prior to any construction, Tenant shall present landlord with construction drawings for Landlord's written approval. Such approval or disapproval shall be granted within (5) business days of landlord's receipt. All work shall be done in a good workmanship order and shall be done to building code.

          2. Attached hereto as Exhibit "B" is one (1) fully executed original of a contract for the purchase and sale of the Demised Premises (the "Purchase Contract"). For and in consideration of Tenant's execution of this Lease, Tenant is hereby granted the exclusive option and right to purchase the Demised Premises under the terms and conditions set forth in the Purchase Contract; provided, however, Tenant shall not be then in default hereunder and such option must be exercised on or before 5:00 p.m. on April 30, 2004. The date that Tenant exercises this option shall be the date that Tenant (as Purchaser) delivers the $100.00 Earnest Money Deposit and one (1) fully executed original of the Purchase Contract to the Title Company designated in the Purchase Contract. If Tenant timely exercises this option to purchase the Property, then Tenant will be entitled to a credit against the Purchase Price payable under the Purchase Contract, of an amount equal to $10,000.00 multiplied by the number of months of rent paid by Tenant under this Lease prior to the date of Closing under the Purchase Contract. Upon Closing under the Purchase Contract, this Lease shall become null and void, and neither Tenant or Landlord shall have any further rights or obligations under this Lease, other than the unpaid payment obligations and other obligations under Articles 4 and 5, Section 6.08 and Section 14.02. Landlord agrees not to market the Demised Premises for sale prior to April 30, 2004.

          3.During the term of this Lease after April 30, 2004, and provided that Tenant is not then in default hereunder, Tenant shall have a right of first refusal with respect to the purchase of the Demised Premises under the same terms and conditions offered by a bona fide third party purchaser for the purchase and sale of the Demised Premises. Landlord will promptly deliver to Tenant a written proposal executed by Landlord and such bona fide third party purchaser that details the terms and conditions of the proposed purchase and sale of the Demised Premises, including, without limitation, the purchase price, the earnest money deposit amount, the inspection and title review periods, and the closing date ("Landlord's Sale Proposal"). Tenant will have five (5) business days from the date of Tenant's receipt of Landlord's Sale Proposal to provide written notice to Landlord of Tenant's election to either purchase or decline to purchase the Demised Premises under the terms set forth in Landlord's Sale Proposal. Any failure by Tenant to timely deliver the notice described above shall be deemed an election to decline to purchase the Demised Premises. If Tenant elect to purchase the Demised Premises, then Tenant and Landlord shall negotiate in good faith for a final contract that reflects the terms and conditions set forth in Landlord's Sale Proposal and the terms of the Purchase Contract (as defined above), to the extent not inconsistent with Landlord's Sale Proposal, provided that the Earnest Money deposit shall be $100,000.00. If the Tenant and Landlord have not executed a final contract within ten
(10) business days of Landlord's receipt of Tenant's election to purchase the Demised Premises, then the Tenant and Landlord shall no other rights or obligations under this Section 3. Upon Closing of the purchase of the Demised Premises under this Section 3, this Lease shall become null and void, and neither Tenant or Landlord shall have any further rights or obligations under this Lease.

          4. If Tenant does not purchase the building by October 31, 2004, an amount of $120,000 (the deferred rent for months 2-7) shall become due and payable November 1, 2004 along with November, 2004 rent.

          5. John Sanford Shall personally guarantee the lease for $120,000.00.



LANDLORD                                  TENANT

CHF Industries Inc.                       Numo Manufacturing Inc.

By: /s/ Camillo Faraone                   By: /s/ Mike Hicks
--------------------------                ---------------------------
Camillo Faraone                           Mike Hicks
Chief Financial Officer                   President

Date of Execution: 10/21/03               Date of Execution: 10/20/03

PRINCIPAL BROKER                          COOPERATING BROKER

Henry S. Miller                           Robin Weber & Associates Inc.

By : /s/ Janice Peters                    By : /s/ Robin Weber:
--------------------------                ---------------------------
Janice Peters                             Robin Weber
Sr. Vice President                        President

NORTH TEXAS COMMERCIAL ASSOCIATION OF REALTORS

ADDENDUM A TO LEASE

EXPENSE REIMBURSEMENT

Demised Premises/Address: An approximately 206,477 square foot office manufacturing warehouse located at 1072 E. U.S. Highway 175 Kaufman, Texas 75142 which sits on 14.28 acres of land.

[Check all boxes which apply. Boxes not checked do not apply to this Lease.]

A. Expense Reimbursement. Tenant shall pay the Landlord as additional Rent a portion of the following expenses (collectively the "Reimbursement") which are incurred by or assessed against the Demised Premises [check all that are to apply]:
Ad Valorem Taxes;

  Insurance Premiums;
  Common Area Maintenance (CAM) Expenses;
  Operating Expenses;
  Roof and Structural Maintenance Expenses;

B. Expense Reimbursement Limitations. The amount of Tenant's
Reimbursement shall be determined by one of the following methods as described in Section 4 below [check only one]:

  Base Year/Expense Stop Adjustment;
  Pro Rata Adjustment;
X Fixed Amount Adjustment;
  Net Lease Provisions.

C. Expense Reimbursement Payments. Tenant agrees to pay any end-of-year lump sum Reimbursement within thirty (30) days after receiving an invoice from Landlord. Any time during the Lease Term (or any renewals or extensions) Landlord may direct Tenant to pay monthly an estimated portion of the projected future Reimbursement amount. Any such payment directed by Landlord shall be due and payable monthly on the same day that the Base Rent is due. Landlord may, at Landlord's option and to the extent allowed by applicable law, impose a Late Charge on any Reimbursement payments which are not actually received by Landlord on or before the due date, in the amount and manner set forth in Section 3.03 of this Lease. Any Reimbursement relating to partial calendar years shall be prorated accordingly. Tenant's Pro Rata Share of such Reimbursements shall be based on the square footage of useable area contained in the Demised Premises in proportion to the square footage of useable building area of the Property. Tenant may audit or examine those items of expense in Landlord's records which relate to Tenant's obligations under this Lease. Landlord shall promptly refund to Tenant any overpayment which is established by an audit or examination. If the audit or examination reveals an error of more than five percent (5%) over the figures billed to Tenant, Landlord shall pay the reasonable cost of the audit or examination.

D. Definitions.

1. Ad Valorem Taxes. All general real estate taxes, general and special assessments, parking surcharges, rent taxes, and other similar governmental charges levied against the Property for each calendar year.

2. Insurance Premiums. All Landlord's insurance premiums attributable to the Property, including but not limited to insurance for fire, casualty, general liability, property damage, medical expenses, and extended coverage, and loss of rents coverage for six months' Rent.

3. Common Area Maintenance Expenses. Common area maintenance expenses ("CAM") means all costs of maintenance, inspection and repairs of the common areas of the Property, including but not limited to those costs for security, lighting, painting, cleaning, decorations and fixtures, utilities, ice and snow removal, trash disposal, project signs, minor roof defects, pest control, project promotional expenses, property owners' association dues, wages and salary costs of maintenance personnel, and other expenses benefiting all the Property which may be incurred by Landlord, in its discretion, including sales taxes and a reasonable service charge for the administration thereof. The "common area" is defined as that part of the Property intended for the collective use of all tenants including, but not limited to, the parking areas, driveways, loading areas, landscaping, gutters and downspouts, plumbing, electrical systems, roof, exterior walls, sidewalks, malls, promenades (enclosed or otherwise), meeting rooms, doors, windows, corridors and public rest rooms. CAM does not include depreciation on Landlord's original investment, cost of tenant improvements, real estate brokers' fees, Landlord's management office and overhead expenses, or interest or depreciation on capital investments.

4. Operating Expenses. All costs of ownership, building management, maintenance, repairs and operation of the Property, including but not limited to taxes, insurance, CAM, reasonable management fees, wages and salary costs of building management personnel, overhead and operational costs of a management office, janitorial, utilities, and professional services such as accounting and legal fees. Operating Expenses do not include the capital cost of management office equipment and furnishings, depreciation on Landlord's original investment, roof and structural maintenance, the cost of tenant improvements, real estate brokers' fees, advertising, or interest or depreciation on capital investments.

5. Roof and Structural Maintenance Expenses. All costs of maintenance, repair and replacement of the roof, roof deck, flashings, skylights, foundation, floor slabs, structural components and the structural soundness of the building in general.

6. Base Year/Expense Stop Adjustment. Tenant shall pay to Landlord as additional rent Tenant's Pro Rata Share of increases in Landlord's Ad Valorem Taxes, Insurance Premiums, CAM Expenses, Operating Expenses, and/or Roof and Structural Maintenance Expenses, whichever are applicable, for the Property for any calendar year during the Lease Term or during any Extension of this Lease, over [check only one]:

  a. Such amounts paid by Landlord for the Base Year
                  , or
  b. $                  per square foot of floor area (as set forth in
Section 1.04.C) per year.

7. Pro Rata Adjustment. Tenant shall pay to Landlord as additional Rent Tenant's Pro Rata Share of the total amount of Landlord's Ad Valorem Taxes, Insurance Premiums, CAM, Operating Expenses, and/or Roof and Structural Maintenance Expenses, whichever are applicable, for every calendar year during the Lease Term and during any extension of this Lease.

8. Fixed Amount Adjustment. Tenant shall pay to Landlord as additional Rent the following monthly amounts as Tenant's Reimbursement to Landlord for the applicable expenses, which are incurred by or assessed against the Property:

Ad Valorem Taxes $  6,140.52*  per month.
Insurance Premiums $              per month.
CAM Expenses $                    per month.
Operating Expenses $              per month.
Roof and Structural Maintenance Expenses $          per month.

E. Gross-Up Provisions. [Check this only if applicable.] If the Property is a multi-tenant building and is not fully occupied during the Base Year or any portion of the Lease Term, an adjustment shall be made in computing the variable costs for each applicable calendar year. Variable costs shall include only those items of expense that vary directly proportionately to the occupancy of the Property. Variable costs which are included in the CAM and Operating Expenses shall be increased proportionately to the amounts that, in Landlord's reasonable judgment, would have been incurred had ninety percent (90%) of the useable area of the Property been occupied during those years.

*$6,140.52 is a good faith estimate of 1/12 of the annual ad valorem taxes due and owing for the Property.


























Exhibit B to Lease Agreement


CONTRACT TO PURCHASE REAL ESTATE


THIS CONTRACT (the "Contract") is made as of the Effective Date (as hereafter defined), by and among CHF Industries, Inc. ("Seller"), and Numo Manufacturing, Inc. ("Purchaser").

WITNESSETH:

Seller desires to sell, and Purchaser desires to purchase, the Property (hereafter defined), and enter into this Contract for the purpose of setting forth the terms and conditions upon which the purchase and sale shall be accomplished.

NOW, THEREFORE, for and in consideration of the promises and covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

1. AGREEMENT TO PURCHASE AND SELL. Seller hereby agrees to sell and convey to Purchaser, and Purchaser hereby agrees to purchase from Seller, upon the terms and conditions set forth in this Contract, that certain property located at 1072 E. Highway 175, Kaufman, Kaufman County, Texas, consisting of the following described Land, Improvements, Equipment, and Intangible Property (collectively the "Property"):

(a) Land. All that certain tract or parcel of real property consisting of approximately 14.28 acres located in Kaufman County, Texas, more particularly described on Exhibit "A" attached hereto and incorporated herein (such real property, together with all easements, appurtenances, privileges and riparian rights thereunto belonging, including all right, title and interest of Seller in and to any adjoining streets, alleys or ways, whether open or closed, and in all strips, gores or rights-of-way, and all plants, trees and shrubbery located thereon, are hereinafter referred to collectively as the "Land").

(b) Improvements. All buildings, structures and other improvements, consisting primarily of one steel structure recently used as a manufacturing facility of approximately 206,447 square feet in size, now or hereafter situated on the Land, including all fixtures located thereon or used in connection therewith, (the "Improvements").

(c) Equipment. All heating, plumbing and lighting apparatus, motors, engines, machinery, electrical equipment, operating equipment, incinerator apparatus, air-conditioning equipment, air compressors, water and gas apparatus, pipes, faucets, signage, compressed air lines, electrical feed rail, and all other furniture, fixtures, machinery and equipment of every description owned by Seller which are part of or used in the operations of any building or any of the Improvements located on the Land (collectively, the "Equipment").

(d) Intangible Property. To the extent in Seller's possession all assignable licenses, franchises, permits, and approvals, and all plans, specifications, working drawings, applications, permits, reports, surveys, maps, office supplies, inspection reports, certificates of occupancy, bonds, warranties, rent rolls, and all equipment leases and servicing contracts that Purchaser elects to retain after Closing, and any other documents, records or rights effecting or relating to the purposes or subject matter of the Contract or the Property (collectively, the "Intangible Property").

The Land, Improvements and Equipment are hereinafter referred collectively as the "Premises".


2. EARNEST MONEY/NOTICE OF CLOSING. On the Effective Date, Purchaser shall deliver to Chicago Title Insurance Company, Attn: Ms. Pam McDonald or Mr. Stephen Fort, 2001 Bryan Street, Suite 1700, Dallas, Texas 75201, as escrow agent (the "Escrow Agent "), (i) Purchaser's check in the amount of One Hundred and no/100 ($100.00) Dollars payable to the order of the Escrow Agent (the "Earnest Money") to be held in escrow in a federally-insured, interest-bearing account by Escrow Agent as provided herein, and (ii) one (1) fully executed original of this Contract. For purposes of this Contract, all references to the Earnest Money shall include all accrued interest thereon. The Escrow Agent shall hold and disburse the Earnest Money in accordance with the terms of this Contract.

3. PURCHASE PRICE. The purchase price for the Property shall be Two Million One Hundred Twenty Five Thousand and no/100 ($2,125,000) Dollars (the "Purchase Price"). The Purchase Price shall be payable as follows:

(a) Escrow Agent shall pay the Earnest Money (including interest) to Seller at the consummation of the purchase and sale of the Property provided for herein (the "Closing") and shall be applied as a credit against the Purchase Price of the Property.

(b) The balance of the Purchase Price, subject to prorations and adjustments as otherwise provided in this Contract, shall be payable by cashier's check, wired funds, or otherwise immediately available funds at Closing, as designated by Seller not later than twenty-four (24 hours) prior to Closing.

4.     CLOSING; COSTS AND ADJUSTMENTS.

(a) Closing shall take place no later than the thirtieth (30th) day following the Effective Date or prior thereto at the option of Purchaser upon at least five (5) business days written notice to Seller ("Closing Date"), and shall be held at the offices of the Purchaser's attorney in the Dallas, Texas area (or such other place as may be agreed by Purchaser and Seller).

(b) At Closing, Seller and Purchaser shall each pay one-half (1/2) of the escrow fees and other customary charges of the Escrow Agent. Seller shall pay all transfer taxes transfer fees or documentary stamps payable in connection with the conveyance of the Property, and all costs and expenses of conveying title to the Property in accordance with the terms of the Contract free and clear of any encumbrance, mortgage, security interest, or lien, other than Permitted Exceptions (as defined herein). Purchaser shall pay for the costs to record the deed, expenses of its appraisers, engineers and auditors, and title insurance premiums and survey costs. Seller and Purchaser shall each pay their respective attorney's fees. Any expenses, charges and fees of closing, not specifically allocated herein, shall be borne by the parties according to general custom of Kaufman County, Texas, or, if no such custom exists, shall be borne equally between the parties.

(c) Ad valorem real and personal property taxes, tenant rents and reimbursements, and all other items of income and expense in connection with the operation of the Property shall be prorated between Seller and Purchaser as of 12:01 a.m. on the Closing Date. Ad valorem taxes on the Property shall be prorated on the basis of such taxes for the year in which the Closing occurs if such amount is known at the time of the Closing; provided, however, if this amount is not known, then such taxes shall be prorated on the basis of taxes assessed for the preceding year. Should the actual taxes for the year of the Closing be more or less than the amount prorated, then, upon the written demand by either party to this Contract, such taxes shall be re-prorated to reflect the actual amount of taxes due for the calendar year for which Closing occurs, and Purchaser or Seller, as the case may be, agrees to pay the amount of such adjustment within ten (10) days after written demand by the party entitled to such adjustment. Seller shall pay water, sewer, and any other charges for services provided to the Property up to the Closing Date. Notwithstanding anything to the contrary contained herein, if any part of the Property has been assessed based on its agricultural, ranching, timber productivity or other special use for the year of Closing and/or any years prior to the year the Closing, then, at Closing, Seller will pay at Closing all taxes on the Property for such years based on assessment at its fair market value, with such taxes for the year of Closing being prorated between Seller and Purchaser in the manner set forth above. If, after Closing, the Property is assessed additional taxes relating to any time before the Closing date due to change in its use or ownership, Seller shall pay all such assessments immediately upon demand, and Seller agrees to indemnify Purchaser and hold Purchaser harmless against such assessments and any resulting or related costs and attorneys' fees.

(d) Seller agrees to pay to Purchaser, within ten (10) days after written demand of Purchaser, any and all expenses of the Property constituting obligations of the owner thereof and payable with respect to any period prior to Closing, but for which bills or amounts due have not been received, or are not known, or are estimated, at Closing, Purchaser shall receive at Closing a credit for Purchaser's pro-rated share of the rents, additional rent, common area maintenance charges, tenant reimbursements and escalations, and all the payments which occur for periods after Closing, but which are received by Seller prior to Closing.

(e) At the Closing each party hereto shall execute and deliver all documents necessary or appropriate to effect and complete the Closing (collectively the "Closing Documents"), including, but not limited to, the following documents to be executed and delivered by Seller to
Purchaser:

i. A special warranty deed from Seller (in the form attached hereto as Exhibit "B"), conveying insurable, good and marketable fee simple title to the Premises, free and clear of all liens, encumbrances and other exceptions (other than the "Permitted Exceptions" (as defined hereinbelow). At the Purchaser's request, the legal description of the Land contained in the deed shall be based upon and conform to the Survey (hereafter defined) of the Land provided by Purchaser as set forth in
Section 8;

ii. A bill of sale from Seller (in the form attached hereto as Exhibit "C"), conveying all right, title and interest of Seller in and to the Equipment and Intangible Property, containing warranties of title and free and clear of all liens, security interests, restrictions and encumbrances other than the Permitted Exceptions;

iii. An owner's affidavit required by the title company insuring Purchaser's fee simple title to the Property (the "Title Company"), which affidavit shall be in form and substance satisfactory to the Title Company and sufficient to cause the Title Company to issue the Title Insurance Policy to Purchaser without exception for mechanics' and material men's liens and rights of parties in possession;

iv. A general assignment without recourse or warranty from Seller of the Intangible Property, including, without limitation, all right, title and interest, if any, of Seller in and to all warranties and guaranties then in effect with respect to the Improvements and/or the Equipment, including, without limitation, any warranties or guaranties given or made in respect of any work performed in the construction or any renovation of the Improvements all assignable certificates of occupancy, operating permits, licenses and approvals or authorizations given or made by governmental authorities with respect to the Property and any portion thereof; one complete set of original as-built plans and specifications with all Improvements, as well as as-built plans and specifications prepared in connection with any renovations (s) of the Improvements;

v. An affidavit of Seller reaffirming to Purchaser, as of the Closing Date, each of the warranties and representations set forth in Section 5 below;

vi. A "Non-Foreign Affidavit" executed by Seller, which affidavit shall be in such form as approved by Purchaser, together with such other materials as reasonably requested by Purchaser to insure compliance with the withholding requirements of the Foreign Investment and Real Property Tax Act., I.R.C. 897, 1445 and 6039C, including any regulations now or hereafter promulgated there under (collectively "FIRPTA"); and

vii. Such other documents as may be reasonable and necessary to consummate and close the purchase and sale contemplated herein pursuant to the terms and provisions of this Contract.

(f) In addition to the execution of the foregoing Closing Documents, Seller shall also obtain and deliver to Purchaser the following items at Closing, or on such earlier date as may be expressly required below:

i. To the extent in Seller's possession or control and not posted on the Property, any and all municipal, county and state permits or licenses necessary for the use or occupation of the Premises, including, without limitation, a copy of the final certificate of occupancy, or its equivalent, for all portions of the Improvements;

ii. Seller shall cause final utility meter readings to be made as of the Closing Date. Seller shall pay for any such bills unpaid as of the Closing Date, prorated as of Closing for the period covered by such bill, if applicable;

iii.   All keys to the Improvements in the possession of Seller;

iv. Letter or consent from the holder of any mortgage, security agreement or lien affecting the Property, or any portion thereof including evidence satisfactory to Purchaser and Purchaser's Title Company that immediately following Closing such mortgage, security agreement or lien affecting the Property, or any portion thereof, will be satisfied and canceled of record; and

v. Instruments reasonably satisfactory to Purchaser and Purchaser's Title Insurer reflecting the proper authority of Seller, and the proper authority of each representative of Seller to consummate the transactions contemplated by this Contract, including specifically, the sale of the Property, a current certificate of good standing, a corporation's articles of incorporation and bylaws (as the case may be) and all amendments to any such organizational documents, and a certificate of incumbency as to Seller and its officer(s) certifying the titles and signatures of the officers authorized to consummate the sale and execute the documents in connection therewith. It is acknowledged and agreed that the form of resolution of the Board of Directors of Seller attached hereto as Exhibit "F" shall be deemed acceptable by Purchaser.

(g)    At Closing, Purchaser shall deliver to Seller the following:

i. The Purchase Price less any credits for the Earnest Money and other adjustments, and any credits for rents paid pursuant to the terms of the Commercial Lease Agreement concerning the Property;

ii. Instruments satisfactory to the Title Company reflecting the proper authority of Purchaser, and the proper authority of each representative of Purchaser to consummate the transactions contemplated by this Contract, including specifically, the purchase of the Property, a current certificate of good standing, a corporation's articles of incorporation and bylaws (as the case may be) and all amendments to any such organizational documents, and a certificate of incumbency as to Purchaser and its officer(s) certifying the titles and signatures of the officers authorized to consummate the sale and execute the documents in connection therewith.; and

iii. An affidavit of Purchaser reaffirming to Seller, as of the Closing Date, each of the warranties and representations set forth in Section 6 below. Purchaser and Seller hereby acknowledge and agree that neither of them will unreasonably withhold or delay their respective approval of the foregoing items and Closing Documents referred to in this Section 4.

5. SELLER'S WARRANTIES AND REPRESENTATIONS. To induce Purchaser to enter into this Contract and to purchase the Property being conveyed hereunder, Seller makes the following representations and warranties, all of which Seller represents and warrants are true as of the Effective Date hereof and shall be true as of the Closing Date:

(a) Title. That (i) subject to the Permitted Encumbrances, Seller owns good and marketable fee simple title to the Property; (ii) Seller has no knowledge of any pending public improvement liens or special assessments to be made by any governmental authority, and (iii) there is no action, suit or proceeding pending, or threatened in writing, against the Property or affecting the Property, or the operation thereof.

(b) Tenancies. That there are no leases or tenancies that encumber the property in any way, other than leases or tenancies that will be terminated by Seller and expire in all respect on or prior to Closing. No portion of the Premises is subject to any lease of claim of tenant in possession, other than leases or tenancies that will be terminated by Seller and expire in all respect on or prior to Closing. At Closing, the Property will be delivered to Purchaser free of any leases or tenancies.

(c) Contracts. That (i) except as disclosed on Schedule 5(c) attached to this Contract, there are no brokerage, service, supply, utility, management or other agreements, written or oral, which in any manner affect or otherwise relate to the Property that will survive Closing or otherwise affect the Property after Closing, or which would entitle any broker or leasing agent to receive any commissions, fees, a percentage of rents or any other sums in connection with or by virtue of any leases affecting the Land or Improvements; (ii) other than the Brokers as herein defined, Seller has engaged no broker or agent with respect to this Contract and the transactions contemplated hereunder; (iii) there are no persons employed by Seller in connection with the management, maintenance and/or operation of the Property as to which Purchaser shall have any liability; (iv) there are no union contracts or labor disputes pertaining to the Property; and (v) except as disclosed on Schedule 5(c) attached to this Contract, there are no leases for equipment or other personal property used on or in connection with the Property or the operation and management thereof.

(d) Improvements. Seller has no knowledge of any violation of any codes, ordinances, laws, rules, regulation, or private restrictions and Seller has received no written notice of such alleged violation. Seller shall promptly deliver any such notices whether received prior to or after Closing to Purchaser.

(e) Conduct Prior to Closing. Seller shall deliver the Property to Purchaser at Closing in the same condition at Closing as on the Effective Date, normal wear and tear excepted.

(f) Environmental Matters. To Seller's knowledge, after reasonable inquiry, which is limited to the Phase I Environmental Site Assessment dated March 30, 1999, by Clayton Environmental Consultants, a copy of which shall be provided to Purchaser in accordance with this Contract: there are no conditions existing with respect to the Premises, and Seller has received no notice of such conditions: (i) which constitute an unsafe or unlawful environmental condition; (ii) which would constitute a violation of any environmental protection, antipollution, healthy, safety, nuisance or related laws, ordinances or regulations (whether common law, statutory law, ordinance, order, decree, rule or regulation, including, without limitation, federal "SARA", "RCRA", "CERCLA", Hazardous Transportation Act, Federal Water Pollution Control Act, Clean Air Act, Clean Water Act, Toxic Substance Control Act, or Safe Drinking Water Act, as amended, and in any regulations adopted and publications promulgated pursuant thereto or any other federal, state or local environmental laws, ordinances, rules or regulations); (iii) which involve the use, production or possession and/or the presence or occurrence at, or run-off, drainage, removal, omission, leaching, disposal or release from the Property of hazardous or regulated sludge, industrial waste, asbestos, PCBs, chemicals, chemical or fluid or solid container, air-borne particle pollutants, gases, fumes or any other hazardous, dangerous, or regulated substances or pollutants emitting from the Premises and operation thereof, any of which are in violation of applicable laws, rules, regulation, ordinances, orders, or decrees constituting an unsafe condition, require present or future (based on current law) remedial action, or require the expenditure of sums in order to comply with laws, rules, regulations, orders, or decrees in the event of demolition or remodeling of existing facilities or remodeling of the Improvements; and (iv) there are no underground storage tanks of any nature are located under the Land or the Premises and Seller has no actual knowledge that any underground storage tanks of any nature were previously located under the Land or the Premises.

(g)    INTENTIONALLY LEFT BLANK.

(h) Condemnation. That the Property, or any part thereof, is not now subject to any condemnation or similar proceeding, and Seller has no knowledge of any pending or threatened condemnation or similar proceeding.

(i) Authority. Seller has the full right, power and authority to sell the Property to Purchaser as provided in the Contract and to carry out Seller's obligations under the Contract, and all requisite action necessary to authorize Seller to enter into the Contract and carry out Seller's obligations hereunder, has been on or before Closing, will have been taken. This Contract is valid, binding and enforceable against Seller in accordance with its terms, and no other person or entity has any right, option, interest, or claim to all or any part of the Property.

(j) Assessments. To Seller's knowledge, after reasonable inquiry, there are no assessments payable to any entity or governmental authority for improvements, including, but not limited to, capital recovery charges, assessments for street improvements, utilities and sanitary sewer connection charges, if any, and any liens, charges, security interests or other encumbrances affecting the Property.

(k) Claims. At Closing, there will be no unpaid bills or claims in connection with any work by Seller on the Property.

(l) Violation of Other Agreements. Neither the entering into of this Contract nor the consummation of the transactions contemplated hereby constitutes a violation or breach by Seller of any contract or other instrument to which Seller is a party, or to which it is subject, or by which any of its assets or properties may be affected, or of any judgment, order, writ, injunction or decree issued against or imposed upon it, or will result in a violation of any applicable law, order, rule or regulation of any governmental authority affecting Seller.

(m) Other Matters. That (i) Seller is not a "foreign person", as defined in FIRPTA; and (ii) this Contract has been duly authorized and executed by or on behalf of Seller by its duly authorized officers and representatives and constitutes its valid and binding agreement, enforceable in accordance with its terms, and that all necessary action on the part of Seller to authorize the transactions herein contemplated have been taken, and no further action is necessary for such purpose.

(n) Accuracy. None of the representations or warranties of Seller contained in this Contract and no documents furnished in connection herewith or in connection with the transactions contemplated hereby, contain, or at the Closing will contain, any untrue statement of a material fact necessary to make the statements of fact herein and therein not misleading.

(o)    DISCLAIMER:

 (i) EXCEPT AS SPECIFICALLY SET FORTH IN THIS ARTICLE 5 AND IN THE SPECIAL WARRANTY DEED, SELLER MAKES NO REPRESENTATIONS OR WARRANTIES, EXPRESS, IMPLIED OR STATUTORY, RELATING TO THE PREMISES, INCLUDING, WITHOUT LIMITATION, ANY REPRESENTATIONS OR WARRANTIES CONCERNING THE NATURE, QUALITY OR CONDITION OF THE PROPERTY, EQUIPMENT AND INTANGIBLE PROPERTY OR ANY PART THEREOF, THE SUITABILITY OF THE PROPERTY FOR ANY SPECIFIC PURPOSE OR USE, THE MERCHANTABILITY, RENTABILITY OR HABITABILITY OF THE PROPERTY, THE ECONOMIC FEASIBILITY OR INCOME TO BE DERIVED FROM THE PROPERTY, OR THE COMPLIANCE WITH ANY STATUTE, REGULATION, RULE OR ORDINANCE AFFECTING THE PROPERTY OR ANY PART THEREOF, INCLUDING THOSE RELATING TO SOLID, HAZARDOUS OR TOXIC WASTES OR OTHER ENVIRONMENTAL MATTERS OR LAND USE. WITHOUT LIMITING THE FOREGOING, PURCHASER ACKNOWLEDGES THAT SELLER HAS NOT MADE AND WILL NOT MAKE ANY REPRESENTATION OR WARRANTY REGARDING THE PROPERTY'S COMPLIANCE WITH THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT, RESOURCE CONSERVATION AND RECOVERY ACT, TOXIC SUBSTANCES CONTROL ACT, CLEAN WATER ACT, CLEAN AIR ACT OR ANY SIMILAR STATE LAW OR LOCAL ORDINANCE OR ANY OTHER LAW MEANT FOR THE PROTECTION OR REGULATION OF LAND OR THE ENVIRONMENT, EACH AS AMENDED, OR ANY REGULATION, RULE OR ORDER PROMULGATED OR ISSUED THEREUNDER.

 (ii) PURCHASER ACKNOWLEDGES AND AGREES THAT EXCEPT AS SPECIFICALLY SET FORTH HEREIN, PURCHASER IS RELYING SOLEY ON PURCHASER'S OWN INVESTIGATION OF THE PROPERTY AND NOT ON ANY INFORMATION PROVIDED OR TO BE PROVIDED BY SELLER. PURCHASER FURTHER ACKNOWLEDGES THAT ANY INFORMATION PROVIDED OR TO BE PROVIDED WITH RESPECT TO THE PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT SELLER HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION AND MAKES NO REPRESENTATION AS TO THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. THE PARTIES INTEND THAT HIS SALE BE MADE "AS IS, WHERE IS" BASIS WITH ALL FAULTS.

(p) Fraudulent Transfer. That the transactions contemplated by this Contract will not (when consummated) constitute a fraudulent transfer against any creditor of Seller under any applicable state or federal law.

6. PURCHASER'S WARRANTIES AND REPRESENTATIONS. To induce Seller to enter into this Contract and to sell the Property being conveyed hereunder, Purchaser makes the following representations and warranties, all of which Purchaser represents and warrants are true as of the Effective Date hereof and shall be true as of the Closing Date:

(a) No Conflict. The execution of this Contract and the documents executed pursuant thereto will not result in a breach of, or constitute any default, with or without notice or passage of time, or both under any agreement, contract, note, deed of trust or other document to which Purchaser is a party or by which Purchaser or its property is or might be bound.

(b) Other Matters. This Contract (i) has been duly authorized and executed by or on behalf of Purchaser by its duly authorized officers and representatives and constitutes its valid and binding agreement, enforceable in accordance with its terms, and (ii) all necessary action on the part of Purchaser to authorize the transactions herein contemplated have been taken, and no further action is necessary for such purpose. Purchaser has the full right, power and authority to purchase the Property from Seller as provided in the Contract and to carry out Purchaser's obligations under the Contract, and all requisite action necessary to authorize Purchaser to enter into the Contract and carry out Purchaser's obligations hereunder, has been on or before Closing, will have been taken. This Contract is valid, binding and enforceable against Purchaser in accordance with its terms.

7. EFFECTIVE DATE. The date this Contract has been fully executed and one (1) original fully executed counterparts are delivered to the Escrow Agent shall be deemed the "Effective Date", which date shall not be later than April 30, 2004.

8. OBJECTIONS TO TITLE. Within ten (10) calendar days after the Effective Date of this Contract, the Title Company shall furnish to Purchaser (i) an Owner's Title Policy Commitment (the "Title Commitment") issued by the Title Company, showing good and indefeasible title to the Land in fee simple vested in Seller and committing the Title Company to issue an Owner Policy of Title Insurance on the standard form of policy prescribed by the Texas State Board of Insurance (the "Title Insurance Policy") to Purchaser at the Closing in the full amount of the Purchase Price, together with (ii) true, correct and legible copies of any and all instruments (the "Title Exceptions") referred to in the Title Commitment as constituting or containing exceptions or restrictions upon the title of Seller. Purchaser shall deliver to Seller a written statement ("Purchaser's Title Notice") of objections ("Title Objections") to Seller's title to the Property and the Survey (as defined below) by no later than fifteen (15) days after the Effective Date. Seller, by written notice to Purchaser ("Seller's Title Notice") given within five
(5) business days of receipt of Purchaser's Title Notice, shall notify Purchaser of the Title Objections which Seller will satisfy or cure. Any matter disclosed on the Survey or any exception included in the Title Commitment to which Purchaser does not timely object, or which Purchaser elects to waive by failure to terminate within the time periods set forth herein, shall be deemed to be a "Permitted Exception". Seller shall have up to (but not exceeding) sixty (60) days from the delivery of Purchaser's Title Notice (the "Cure Period") to cure or remove all such objections to title and the Survey, and if the Closing Date is prior to the end of Cure Period, then Seller shall have the right to adjourn the Closing Date until the end of the Cure Period provided that Seller is in good faith diligently attempting to cure or satisfy any such objections to title or the Survey. Seller shall not be obligated to cure any of Purchaser's Title Objections, other than any outstanding mortgages or similar security instruments affecting all or portions of the Property, all of which security instruments Seller shall cause to be satisfied or released of record at or before Closing. In the event Seller fails or refuses to cure or remove said objections prior to the end of the Cure Period, then Purchaser may, at its option: (i) terminate this Contract, in which event the Earnest Money shall be immediately delivered to Seller, whereupon this Contract shall be deemed null and void and of no further force or effect, and no party hereto shall have any further rights, obligations or liabilities hereunder; (ii) cure any such title defect provided that any and all expenditures in connection with the same shall not exceed $15,000.00, in which event, the Purchase Price shall be reduced by an amount equal to the actual cost and expense incurred by Purchaser in connection with curing such title defects; (iii) accept title to the Property subject to (and waiving) such title defect or objection; or (iv) any combination of (ii) and (iii) above. Notwithstanding anything to the contrary contained in this Section 8, the easements identified on Exhibit D attached hereto shall be "Permitted Exceptions," and Purchaser shall not have the right to object to the easements identified on Exhibit D attached hereto.

9. SURVEY. Purchaser may obtain, at Purchaser's sole cost and expense, a current as-built survey of the Land and Improvements (herein referred to as the "Survey").

10.    INSPECTION.

(a) Subject to reasonable prior notice, Seller hereby grants to Purchaser, its agents, engineers, surveyors, appraiser, auditors and other representatives the right, during the term of this Contract to enter upon the Premises to inspect, examine and survey, obtain engineering inspections, appraise and otherwise do that which, in the opinion of Purchaser, is necessary to determine the boundaries, acreage and condition of the Premises, to determine the suitability of the Premises for the uses intended by Purchaser, its topographical conditions, the presence or absence of subsurface water and rock, and to make all necessary tests to determine the physical condition of the Premises, including environmental inspections. Purchaser agrees to indemnify and hold Seller harmless from and against any actual losses, damages, costs and expenses incurred by Seller arising out of Purchaser's performance of such surveys, studies and tests excluding any of the foregoing arising out of the discovery of a violation of applicable law, including, but not limited to an environmental problem or condition, that Purchaser or its consultant is required to report to any applicable governmental authority. Seller agrees to cooperate fully with Purchaser and Purchaser's agents and representatives in the conduct and performance of the various surveys, reviews, investigations, audits, inspections and other examinations contemplated in this Contract.

(b) Within ten (10) days after the Effective Date, Seller agrees to deliver to Purchaser copies of all plats, title information, title insurance, contracts, insurance policies, surveys, and real estate tax bills for each of the three (3) calendar years prior to the Closing Date and for the calendar year or portion thereof, in which Closing occurs.

Additionally, within ten (10) days after the Effective Date of this Contract, Seller shall provide Buyer with the materials described in Exhibit "E" attached hereto and incorporated herein by reference (the "Required Information Materials").

11.    CASUALTY AND CONDEMNATION.

(a) At the Closing of the purchase and sale under this Contract, Seller shall deliver to Purchaser the Property in the same condition as exists as of the Effective Date of this Contract, normal wear and tear excepted. From and after the Effective Date of this Contract and continuing until the Closing, Seller, at Seller's cost and expense, shall maintain fire and extended coverage insurance in the current amounts. If the Improvements or the Equipment or any portion thereof are damaged in an amount in excess of five percent (5%) of the Purchase Price or destroyed by fire or other casualty, prior to Closing, then, at the option of Purchaser: (i) this Contract shall terminate and the Earnest Money shall be returned to Purchaser immediately, whereupon no party hereto shall have any further rights, liabilities or obligations hereunder, or (ii) this Contract shall remain in full force and effect, and at the option of Purchaser, the outside date for Closing shall be extended by no more than thirty (30) days, and Seller, at time of Closing, as the same may be extended, shall transfer and assign to Purchaser all Seller's right, title and interest in an to the insurance proceeds received or to be received by reason of such damage or destruction, such option to be exercisable by Purchaser by delivering to Seller written notice of such exercise on or before the fifteenth (15th) day following the date on which Purchaser receives from Seller written notice of such damage or destruction and the amount of insurance proceeds paid or to be paid in connection therewith, but in no event later than the outside date for Closing. If purchaser fails to exercise such option within the fifteen (15) day period, then, Purchaser shall be deemed to have elected the alternative set forth in subparagraph 11(a)(i) above.
If the Improvements or the Equipment or any portion thereof are damaged in an amount not in excess of five (5%) percent of the Purchase Price or destroyed by fire or other casualty, this Contract shall remain in full force and effect and Seller, at the time of Closing (which shall not be extended) shall transfer and assign to Purchaser all of Seller's interest in the insurance proceeds; provided, however, that in the event of such damage or casualty, Seller agrees to take all reasonable measure and actions necessary to secure and protect the Property from further damage prior to Closing.

(b) If, at any time prior to the Closing, any action or proceeding is filed or threatened, under which the Property, or any portion thereof, may be taken pursuant to any law, ordinance or regulation, or by condemnation or the right of eminent domain, then, at the option of Purchaser (i) this Contract shall terminate and be of no further force and effect, and the Earnest Money shall be returned to Purchaser immediately, or if Purchaser does not elect to terminate, (ii) this Contract shall remain in full force and effect, and at the option of Purchaser, the outside date for Closing shall be extended by no more than thirty (30) days, and Seller, at the time of the Closing (as the same may be extended), shall transfer and assign to Purchaser all of Seller's right, title and interest in and to any proceeds received or which may be received by reason of such taking, or a sale in lieu thereof, said option to be exercisable by Purchaser by delivering to Seller written notice of such exercise on or before the thirtieth (30th) day following the date on which Purchaser receives notice that such suit has been filed or is threatened, together with a responsible estimate of the condemnation award payable in connection therewith, but in no event later than the outside date for Closing hereunder. In the event that Purchaser fails to exercise said option within said thirty (30) day period, Purchaser shall be deemed to have elected the alternative set forth in subparagraph 11(b)(i), above.

(c) So long as Notice of Closing has been given and Purchaser's right to terminate this Contract under both subparagraphs 11(a) and 11(b) above has been waived or any such right has expired, Seller shall not settle any fire of casualty loss claims or agree to any award or payment in condemnation or eminent domain or any award or payment in connection with the change in grade of any street, road, highway or right-of-way in respect of or in connection with the Land or Improvements without obtaining Purchaser's prior written consent, which consent shall not be unreasonably withheld.

12.    CONDITIONS TO CLOSING.

(a) The obligations of Purchaser under this Contract are hereby expressly made subject to and conditioned upon the following: (i) the truth and accuracy as of the Effective Date of this Contract, and as of the Closing Date, of each and every warranty or representation made herein by Seller, whether or not such warranties and representations are made subject to the knowledge of Seller. For purposes of this condition to Closing, all warranties and representations made by Seller in this Contract shall be deemed to be unqualified unless expressly provided otherwise; and (ii) all of the terms and conditions set forth in this Contract have been satisfied by or on behalf of the Seller.

(b) The obligations of Seller under this Contract are hereby expressly made subject to and conditioned upon the following: (i) the truth and accuracy as of the Effective Date of this Contract, and as of the Closing Date, of each and every warranty or representation made herein by Purchaser, whether or not such warranties and representations are made subject to the knowledge of Purchaser. For purposes of this condition to Closing, all warranties and representations made by Purchaser in this Contract shall be deemed to be unqualified unless expressly provided otherwise; and (ii) all of the terms and conditions set forth in this Contract have been satisfied by or on behalf of the Purchaser.

13.    DEFAULT AND REMEDIES.

(a) If Seller breaches this Contract and fails to cure any breach within ten (10) days after written notice thereof from Purchaser, Seller shall be in default. Purchaser may then, upon written notice to Seller:
(a) terminate this Contract and thereupon shall be entitled to the immediate return of the Earnest Money, and Seller shall pay Purchaser's out-of-pocket expenses and costs incurred in connection with this Contract and the purchase of the Property, including, without limitation, any legal, surveying, environmental, engineering and architectural expenses and costs, but not to exceed $35,000.00 in the aggregate; and/or
(b) proceed at law or in equity to enforce Purchaser's rights under this Contract in an action for injunctive relief, damages and/or specific performance of this Contract; provided, however, if Purchaser seeks specific performance of this Contract, Purchaser shall not be entitled to receive a refund of the Earnest Money prior to a final adjudication on Purchaser's right to specific performance of this Contract.

(b) If Purchaser breaches this Contract and fails to cure said breach within ten (10) days after written notice thereof from Seller, Purchaser shall be in default. Seller may, as Seller's sole remedy and relief, terminate this Contract by sending written notice to Seller and be entitled to the Earnest Money as liquidated damages. Seller and Purchaser have made the above provision for liquidated damages because it would be difficult to calculate, on the Effective Date hereof, the amount of actual damages for such breach, and that these sums represent reasonable compensation to Seller for such breach.

(c) In the event it becomes necessary for either party hereto to file suit to enforce this Contract or any provision contained herein, the party prevailing in such suit shall be entitled to recover, in addition to all other remedies or damages provided herein, reasonable attorneys' fees incurred in such suit including all appellate proceedings.

14. BROKERAGE. Purchaser and Seller each represent and warrant to the other that they have not taken any action that would result in any real estate broker's, finder's or other fees or commissions being payable or that they have dealt with no brokers in connection with this Contract and the transactions contemplated hereunder except, as to Seller, Henry S. Miller Commercial, and as to Purchaser, Robin Weber & Associates, Inc. Upon completion of Closing, Seller shall pay the commission to Henry S. Miller Commercial, and Henry S. Miller commercial shall compensate Robin Weber & Associates, Inc pursuant to a separate agreement between them. Except for such commissions payable as set forth in this Section 14, Seller and Purchaser each agree to indemnify and save the other harmless from and against any and all claims, suits, liabilities, costs, judgments and expenses, including reasonable attorney's fees for brokerage commissions or other similar sums of money arising out of or in connection with this Contract or the transactions contemplated by this Contract.

15. NOTICES. Except as otherwise provided herein, all notices, demands or other communications required or permitted to be given hereunder shall be in writing, and any and all such items shall be deemed to have been duly given when delivered in person; or as of the third Business Day (as hereinafter defined) after mailing by U.S. mail, certified, return receipt requested, postage prepaid; or as of the immediately following Business Day after deposit with Federal Express or other similar overnight courier service; or if sent via facsimile transmission to the facsimile number set forth below, on the day transmitted to the addressee if such day is a Business Day and the notice is transmitted at or prior to 5:00 p.m. Eastern Time, or if transmitted after 5:00 p.m. Eastern Time on a Business Day or, if transmitted on a non-Business Day, such notice via facsimile shall be deemed effective on the next Business Day. If a notice from a party seeks the payment of or refund of the Earnest Money, a copy of said notice shall also be provided to the Escrow Agent in accordance with the terms hereof. All such notices shall be properly addressed as follows or to such other address or facsimile number that a party may hereafter designate by sending written notice thereof pursuant to the terms of this Paragraph:

IF TO SELLER:
CHF Industries, Inc.
One Park Avenue
New York, New York 10016
Attn: Camillo Faraone
Facsimile No.:  (212) 951-7777

WITH A COPY TO:
The Jacobs Firm PC
950 Third Avenue, 11th Floor
New York, New York 10022
Attn: Alan. S. Jacobs, Esq.
Facsimile No.: (212) 319-0856

IF TO PURCHASER:
Wilson Brothers USA, Inc.
24 Gadsden St.
Charleston, South Carolina  29401
Attn: Frank Zanin
Facsimile No.: (843) 723-7363

WITH A COPY TO:
Travis & Thompson,
a Professional Corporation
Attn: Craig A. Thompson, Esq.
5001 Spring Valley Road
Suite 1010 East
Dallas, Texas 75244
Facsimile: (972) 934-4101

IF TO ESCROW AGENT:
Chicago Title Insurance Company
Attn: Ms. Pam McDonald
2001 Bryan Street, Suite 1700
Dallas, Texas 75201
Facsimile No.: (214) 965-1629
Telephone No.: (214) 965-1660

16.    MISCELLANEOUS.

(a) In the event any provision hereof is held to be invalid or unenforceable, such invalidity or unenforceability shall not affect the validity or enforceability of any other provision, hereof.

(b) This Contract contains the entire agreement of the parties hereto with respect to the subject matter hereof, and no representations, inducement, promises or agreements, oral or otherwise, not expressly set forth herein shall be of any force or effect. No amendment to this Contract shall be binding upon any of the parties hereto unless said amendment is in writing and signed by the party against whom enforcement of said amendment is sought.

(c) All titles or captions of the paragraphs set forth in this Contract are inserted only as a matter of convenience and for reference and in no way define, limit, extend or describe the scope of this Contract, or the intent of any provision hereof. All references to Sections and Exhibits shall mean the Sections and Exhibits of this Contract unless otherwise specified.

(d) No failure of Purchaser or Seller to exercise any power or right granted hereunder or to insist upon strict compliance with any obligation specified herein, and no custom or practice at variance with the terms hereof, shall constitute a waiver of said power or right or of Purchaser's or Seller's right to demand exact compliance with the terms hereof.

(e) This Contract shall be governed by and construed in accordance with the laws of the State of Texas regardless of conflict of laws provisions.

(f) TIME IS OF THE ESSENCE with respect to all dates and time periods herein including, but not limited to, Closing. However, if any time period or deadline under this Contract ends on a day other than a Business Day, then the time period shall be extended until the next Business Day. For purposes of this Contract, the term "Business Day" shall mean Monday through Friday, except holidays recognized by the government of the United States or the State of Texas.

(g) This Contract shall be binding upon and shall inure to the benefit of the parties hereto, and their respective successors, successors-in-title, legal representatives, heirs and assigns. Purchaser may not assign this Contract, or any interest herein, without the prior written consent of Seller; however, Purchaser may assign this Contract to its affiliates without the prior written consent of Seller, provided such affiliate assumes Purchaser's obligations hereunder. In the event of any such assignment and the assumption by the assignee of Purchaser's obligations under this Contract, Seller thereafter shall look solely to such assignee for the performance of all obligations imposed upon Purchaser under this Contract.

(h) The parties agree that each has, by counsel or otherwise, actively participated in the finalization of this Contract and, in the event of a dispute concerning the interpretation of this Contract or any paragraph or other portion thereof, each party hereby waives the doctrine that an ambiguity should be interpreted against the party which has drafted the document or the particular portion thereof.

(i) This Contract may be executed in one or more counterparts, and each such counterpart shall be effective against the signatory thereto and each counterpart together shall be deemed an original agreement. Facsimile signatures of this Contract may be relied upon for all purposes and by all persons as if an original signature had been delivered and shall be binding upon and enforceable against such party executing this Contract and delivering the same by facsimile transmission.






[Intentionally Left Blank.  Signatures of Following Page]









The parties hereto have caused this Contract to be duly executed under seal by its duly authorized representatives and delivered to be effective as of the Effective Date.


WITNESSES:                          PURCHASER:
                                    NUMO MANUFACTURING, INC

/s/ Lloyd Cooper                    By: /s/ Mike Hicks
------------------------------      -----------------------------
                                    Michael Hicks
                                    Its: President
/s/ Rebecca Pulliam
------------------------------
                                    Dated 10/20/03

                                    SELLER:
                                    C H F INDUSTRIES, INC.

/s/ Ann R. Anderson                 By: /s/ Camillo Faraone
------------------------------      -----------------------------
                                    Camillo Faraone
                                    Chief Financial Officer
/s/ Rudy T. Vallori
------------------------------
                                    Dated 10/21/03































Exhibit 31.1


CERTIFICATION

I, Frank J. Zanin, Jr., certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of
Wilson Brothers USA, Inc.;
2.	Based on my knowledge, this report does not contain any
untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in
light of the circumstances under which such statements were
made, not misleading with respect to the period covered by
this report;
3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly
present in all material respects the financial condition,
results of operations and cash flows of the small business
issuer as of, and for, the periods presented in this report;
4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-15(e) and 15d-15(e)) for the small business issuer and
have:
(a) Designed such disclosure controls and procedures, or
caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information
relating to the small business issuer, including its
consolidated subsidiaries, is made known to me by others
within those entities, particularly during the period in
which this report is being prepared;
(b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238
and 34-47986];
(c) Evaluated the effectiveness of the small business
issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the
disclosure controls and procedures, as of the end of the
period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent
fiscal quarter (the small business issuer's fourth fiscal
quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial
reporting; and
5.	I have disclosed, based on my most recent evaluation of
internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.
Date:  November 13, 2003

/s/ Frank J. Zanin, Jr.
Frank J. Zanin, Jr.
Chief Executive Officer and
      Chief Financial Officer


































Exhibit 32.1

                         Wilson Brothers USA, Inc.
                        Certification Pursuant To
                         18 U.S.C. Section 1350,
                          As Adopted Pursuant To
              Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frank Zanin, Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Frank J. Zanin, Jr.
------------------------------------
Frank J. Zanin, Jr.
Chief Executive Officer
and Chief Financial Officer
November 13, 2003






















2