Form 10KSB
period 2003-12-31
WILSON BROTHERS USA INC
filed 2004-03-31
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                               FORM 10-KSB

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003
                       Commission File Number 1-3329

                        WILSON BROTHERS USA, INC.
             (Name of small business issuer in its charter)

         Illinois                               36-1971260
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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:   X  YES     NO

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   X

                             $23,093,000
         (Issuer's revenues for its most recent fiscal year)

                             $1,348,000
(Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the price at which the Common Stock was sold as of March 26, 2004.

     The number of shares outstanding of the Registrant's Common Stock as of March 26, 2004 was 10,021,532.

Documents Incorporated by Reference             Where Incorporated
(1) Definitive Proxy Statement for              Part III
the 2004 Annual Meeting of Stockholders

Transitional Small Business Disclosure Format (Check One)    Yes  X  No
                       WILSON BROTHERS USA, INC.

                      Form 10-KSB Annual Report

INDEX
-----


PART I                                                             Page
   Item  1   Business.                                                2
   Item  2   Property.                                                9
   Item  3   Legal Proceedings.                                      10
   Item  4   Submission of Matters to a Vote of
             Security Holders.                                       11

PART II
   Item  5   Market for Common Equity and Related Stockholder
             Matters.                                                11
   Item  6   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                    12
   Item  7   Financial Statements.                                   20
   Item  8   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure.                    59
   Item  8A  Controls and Procedures.                                59

PART III
   Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the
             Exchange Act.                                           59
   Item 10   Executive Compensation.                                 59
   Item 11   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters.         59
   Item 12   Certain Relationships and Related Transactions.         60
   Item 13   Exhibits and Reports on Form 8-K.                       60
   Item 14   Principal Accountant Fees and Services.                 62



















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

     We caution you that any such forward looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward looking statements, including without limitation, our ability to renegotiate our line of credit with Comerica Bank of Texas, our dependence on certain industries and customers, the risks associated with acquisitions, development and commercialization of potential new products, competition, the Company's ability to meet its cash requirements, dependence on key personnel, potential effects of government regulation and the other risk factors described elsewhere in this report.


Item 1.     Business.

General Development of Business

     Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of December 31, 2003, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. ("Numo"), previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). LM Plastics, Inc. ("LMP"), an additional wholly owned subsidiary in prior years, was dissolved in 2000. During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West LLC ("Houze West"). In
December of 2002 Houze West was dissolved.   The Company had transferred
all of the operations of LMP and Houze West to Houze as of December 31, 1998. In addition as of December 31, 2003, the Company had a 17.94% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method.








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

     On October 29, 1999 BB.com was formed by the Company and other parties, including Board member, Brett Smith, to sell surplus building supplies on the Internet. The Company exchanged its 90% interest in BBP, Inc. and assumed $152,000 in liabilities from BBP, Inc. for 407 shares of BB.com, approximately a 41% interest in BB.com. No gain or loss was recognized on the exchange of the BBP, Inc. stock for the BB.com stock because the fair value of the BB.com stock received was not determinable and the Company's investment in BBP, Inc. had been written down to zero due to prior losses of the subsidiary under the equity method of accounting. Due to the issuance of stock by BB.com from 2000 to 2002, the Company's investment in BB.com was diluted from 41% in 1999 to approximately 17.94% in 2003.



                                    3

Employment Solutions, LLC Transaction

     On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of common stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. Mr. Sanford, the Company's Chief Executive Officer and Chief Financial Officer and majority stockholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the remainder. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Road, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. On each of July 1, 2002 and January 6, 2003, the loan was extended for an additional six months; all other terms remained the same. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes, all of which converted along with $2,496 in accrued interest into 93,179 shares of common stock at $1.10 per share during October 2001. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. The interest rate remained 4% plus prime. The principal balance as of December 31, 2003 was $447,700. The weighted average interest rate during 2003 was 8.12%. The Company has been unable to reduce its principal balance by $5,000 per
month and currently is in default with Big Tree Road, LLC.   Big Tree
Road, LLC has verbally agreed to defer the $5,000 principal payments until June 2004.

     ES was formed by three parties, the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business.

     On March 4, 2002, the Company sold its 17.04% interest in ES to Employment Solutions, Inc for $420,000. The loss from this sale of $500,000 was previously recognized in 2001. The Company sold its investment in ES because ES's customer base was declining and it was
unable to obtain significant new customers.   On March 13, 2002, the
Company loaned $301,000 of the ES sales proceeds, to BB.com. On April 3, 2002, BB.com repaid the loan in full. The loan proceeds and the funds from the sales of ES were used to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's former Chief Executive Officer and Chief Financial Officer, and to repay the $300,000 Sanford family line of credit plus applicable interest in full, and capitalize TS with $50,000.




                                    4

Wilson Brothers SC, Inc. Formation

     The Company formed a new wholly owned subsidiary, Wilson Brothers SC, Inc. ("WBSC") on April 5, 2001 to conduct all management, accounting, and administrative functions of the Company and its subsidiaries. WBSC was in full operation during the last quarter of 2001. WBSC collects monthly management fees from the Company and its subsidiaries and provides the necessary management, administrative and accounting services to maintain a public company.

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

Shamrock Cake Company Transaction

     On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. relating to Old Plantation Foods, a specialty foods preparation business pursuant to an asset purchase agreement. Under the agreement, the Company paid the seller, Shamrock Cake Company, Inc., $32,500 in cash, $85,000 as a 120 day payable, and a promissory note in the principal amount of $225,000. The note is secured by the assets purchased by the Company and is personally guaranteed by the Company's Chief Executive Officer and Chief Financial Officer, John Sanford. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six months and a 5,000 square foot warehouse facility for three months.

Business

     The Company is a holding company whose significant business is conducted through its wholly owned subsidiaries, Numo Manufacturing, Inc. and Houze Glass Company. Both subsidiaries operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators. In addition, Numo also operates a specialty foods preparation division under the name Old Plantation Foods. Their products are primarily distributed throughout the United States through sales representatives. As of December 31, 2003, the Company also had a 17.94% interest in BargainBuilder.com, Inc., which operates in the building products business.




                                    5
     As of December 31, 2003, the Company had approximately 279 full time employees of which 54 were salaried employees and the remainder were hourly personnel. The workers at Houze are represented by the American Flint Glass Workers Union ("the Union") under a contract. On April 10, 2003, the Union and Houze reached an oral tentative agreement. The term of the new agreement is for two years. The written agreement has been finalized but not executed by the Union as of this date. The majority of the agreement remains the same as the previous agreement; however, changes to wages, health insurance benefits, and retirement benefits were made in the new agreement. None of the changes will have a material impact on the financial statements of the Company. The employees at Numo are not under a union contract. The Company believes its relations with its employees are satisfactory.

     Except as described below, intangibles, patents, trademarks, licenses, franchises and concessions are not material to the business of the Company. Working capital requirements of the Company are expected to be fulfilled from operating cash flow although there can be no assurance that cash flow will satisfy working capital requirements. During the last three years, the Company has not had any material expenditures for Company or customer sponsored research and development activities. Wal-Mart Stores, Inc. (Wal-Mart), accounting for approximately 12% and 13% of 2003 and 2002 sales, respectively was the only customer that accounted for more than 10% of the Company's consolidated revenues in 2003 and 2002.

     Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark in 2002. At December 31, 2003 and 2002, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment. No impairment was identified for the year ended December 31, 2003.

     Numo entered into a non-compete agreement pursuant to the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $16,000 for the year ended December 31, 2003.

     Numo entered into a non-compete agreement pursuant to the purchase of certain assets of Shamrock Cake Company. The agreement is for a period of three years from July 29, 2003, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $7,000 for the year ended December 31, 2003.

     On December 31, 2002, the Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Effective July 1, 2003, the Company froze this plan. Pursuant to SFAS 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination


                                    6
Benefits, during the third quarter of 2003, the Company recorded a $72,000 curtailment loss in writing off this asset.

      For purposes of this discussion, the Company's principal operating segment is the decoration of glass, ceramic, plastic, acrylic, stainless steel beverage holders, cloth and vinyl bags, and beverage insulators. Sales are primarily made through sales representatives and are generally for the advertising specialties, premiums, souvenirs and retail trade. Sales were also made directly to retail customers, such as Wal-Mart. Retail customers sell generically imprinted items in traditional retail settings. The decorative specialty advertising products business is highly competitive, particularly in connection with items such as tumblers, mugs and glasses. The Company competes on the basis of price, quality, design and customer service. Many of its competitors are much larger companies, with far greater resources. Competing with the Company in the specialty advertising products business are companies such as Norwood Promotional Products, Admanco Inc., and Bemrose USA that are dominant in this industry. The Company believes that it can compete on the basis of its competitive pricing, the quality of its products and its service and expertise in the advertising specialty market.

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



                                    7
     Certain of the Company's inventory, such as ceramic mugs, might be imported, and therefore, the Company may maintain inventories in those items to cover needs for 45 - 60 days at a minimum. If a shortfall occurs, inventory can be supplemented with items purchased from distributors located in the United States.

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

     The Company has not been required to make significant capital
expenditures in order to meet current environmental standards.   The
Company is not required to obtain any government approval of its principal products or services and does not anticipate the present governmental regulations will materially affect its capital expenditures, earnings or competitive position.

Executive Officers

     Set forth below is certain information with respect to each of our executive officers who serve in such capacities as of the filing date of
this Form 10-KSB.   There are no family relationships between any of our
directors or executive officers.

Name                                   Age        Position
John H. Sanford                        37         Chief Executive Officer
                                                  And Chief Financial
                                                  Officer

Michael E. Hicks                       38         President   Numo
                                                  Manufacturing, Inc.

Dave Weimer                            48         President   Houze Glass
                                                  Corporation

John H. Sanford was appointed as of December 1, 2003 by the Board of Directors as Chief Executive Officer and Chief Financial officer. Mr. Sanford has been President of the Company since 1996 and a member of the Board of Directors since April 1995. Mr. Sanford also served as the Company's Chief Executive Officer from April 30, 1996 to March 1, 2000. Since January 01, 2001, Mr. Sanford has been the Chief Executive Officer of BargainBuilder.com, Inc. Between March 7, 1994 and June 30, 1999, Mr. Sanford also served as the Company's Chief Financial Officer. Between 1993 and 1999 Mr. Sanford was an equity trader for Carr Securities, Inc., a New York brokerage firm. Mr. Sanford earned his M.B.A. from the University of North Carolina at Chapel Hill in 1993.





                                    8
Michael E. Hicks has been President of Numo since January 1, 2000 and employed as Vice President of Sales and Marketing of Numo and Houze since 1997. Prior to that he was Vice President of Sales and Marketing of Custom Printing, Inc. Mr. Hicks earned his B.B.A. from Texas A&M
University in 1986.

David Weimer has been President of Houze since January 1, 2000. Prior to that Mr. Weimer was General Manager and Controller of Houze since 1997. Prior to 1997 Mr. Weimer held several positions of increasing responsibility to include: Cost Accountant, Manufacturing Service
Manager, Credit Manager, and Director of Operations. Mr. Weimer has been employed with Houze since 1986. Mr. Weimer attended West Virginia University and Fairmont State College.

Subsequent Events

     In January 2004, Numo completed its move from Mesquite, Texas into new facilities in Kaufman, Texas. The move began in December 2003. The lease is due to expire November 2004. Management plans to purchase the building or extend the lease. The lease on the Mesquite property is due to expire in April 2004.

     On January 29, 2004, the Company borrowed $10,000 from Frank Zanin to provide working capital for WBSC. The note was unsecured and no interest was charged to the Company. The note was paid in full on February 13, 2004.

     In February 2004, the $25,000 receivable, included in other current assets, from BB.com was paid in full.

     On March 1, 2004, Numo's line of credit with Comerica Bank of Texas ("Comerica") expired. The Company is currently negotiating an extension with Comerica. If Comerica decides not to extend its financing arrangement with Numo this could have a material adverse effect on the Company.

Item 2.     Property.

     Operations of Houze occupy a facility it owns in Point Marion, Pennsylvania that has approximately 175,000 square feet of manufacturing and office space on a 16-acre site. Houze's land, manufacturing and office space are mortgaged in conjunction with Houze's credit facility with Citizens Bank. During most of 2003 the operations of Numo occupied five facilities in Dallas, Texas and the surrounding local area under lease agreements, which had approximately 124,000 combined square feet of manufacturing and office space.

     On October 20, 2003, Numo entered into a one year and one month lease with option to buy a 206,000 square foot manufacturing facility and a 14-acre site in Kaufman, TX in order to consolidate Numo's operations under one roof.

     The lease term began on November 1, 2003. Rent for the first month was free, rent for months two through seven is $22,000 per month and rent for months eight through thirteen is $42,000 per month.

                                    9
     As consideration for Numo's execution of the Lease, Numo was granted the exclusive option and right to purchase the manufacturing facility for $2,125,000. Such option must be exercised on or before April 30, 2004. If Numo timely exercises this option to purchase the property, then Numo will be entitled to a credit against the purchase price, of an amount equal to $10,000 multiplied by the number of months of rent paid by Numo under the Lease prior to the date of closing under the purchase contract. The landlord has agreed not to market the manufacturing facility for sale prior to April 30, 2004.

     In addition, after April 30, 2004 and during the term of the Lease, if the owner of the facility receives an offer to purchase the facility by a bona fide third party purchaser, Numo will have a right of first refusal to purchase the facility (provided that Numo is not then in default under the Lease), on the same terms and conditions offered by the bona fide third party purchaser. If Numo elects to exercise its right of first refusal to purchase the manufacturing facility, then Numo and the landlord will negotiate in good faith for a final contract. If Numo does not purchase the manufacturing facility by October 31, 2004, an amount of $120,000 (the additional deferred rent for months 2-7) shall become due and payable November 1, 2004 along with November's 2004 rent.

     John Sanford has personally guaranteed the lease for $120,000.

     Both Houze's and Numo's facilities are substantially utilized. The Company believes that its facilities are adequately covered by insurance and adequate for its operations and that suitable additional facilities will be available when needed.

Item 3.     Legal Proceedings.

     Two lawsuits have been filed against S. Co., Inc. Based on disclosure documents of the Company, it appears that the Company owned all of the shares of S Co., Inc. and discontinued its operations and liquidated its assets in 1961. The Company has been unable to locate any records of actual ownership or disposition of the shares of S Co., Inc. stock. S Co. Inc. was included as a defendant in the first lawsuit, "Anthony Pellegrino v. A.C. and S., Inc. (Armstrong Contracting & Supply), et al., including S. Co., Inc., F/K/A Scaife Company, as successor in interest to Rockwell Spring & Axle Company's, Timken Silent Automatic Division," in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Orange, on December 10, 2003; and was included as a defendant in the second lawusuit, "James P. Petreikis & Jane L. Petreikis v. A.C.&S., et al., including S. Co., Inc., as successor in interest to Timken-Detroit Axle Company," in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Onondaga, on January 13, 2003. Both cases are multi-defendant personal injury actions alleging damages in excess of $10 million due to alleged asbestos exposure. The Company is not named in either litigation. As of June 16, 2003, default judgment on the issue of liability was entered against S. Co. in the Pellegrino litigation. As of June 16, 2003, in the Petreikis litigation, plaintiff had given notice that it will seek entry of default against S. Co.

                                    10
     In addition the Company is currently engaged in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters.

     Wilson Brothers USA, Inc. is reported both on the National Quotation Bureau and the Over the Counter Bulletin Board under the symbol WLBR.OB. As of March 9, 2004, there were 2,813 record holders of stock, excluding beneficial owners of common stock whose shares are held in nominee or street name by brokers.

     The high and low bid information from the National Quotation Bureau for each quarter within the last two fiscal years is shown below. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                   Common Shares
                                   --------------
                             High                Low
                            ------              -----
1st Quarter, 2002              1.30              .31
2nd Quarter, 2002               .50              .38
3rd Quarter, 2002               .38              .25
4th Quarter, 2002               .88              .38

1st Quarter, 2003               .60              .31
2nd Quarter, 2003               .60              .18
3rd Quarter, 2003               .50              .35
4th Quarter, 2003               .48              .25


     The Company's transfer agent is American Stock Transfer and Trust
Company.

     The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. The Company paid no dividends in 2003, 2002, or 2001. The Company has no present plan for the payment of any dividends. The Company will retain earnings, if any, to finance expansion of business and for general corporate purposes. The declaration and payment of any dividends on the common stock will be at the discretion of the Board of Directors and will depend on, among other things, earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions and other factors considered relevant by the Board.

                                    11
Recent Issuance of Unregistered Securities

     On February 20, 2003, Mr. John H. Sanford's mother exercised warrants to purchase up to 7,500 shares of the Company's common stock for an exercise price of $0.25 per share and, as a result, 7,500 shares of the Company's common stock were issued to her in March of 2003. The issuance of these shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item 6 -    Management's Discussion and Analysis of Financial Condition
and Results of Operations.

     The following discussion and analysis of financial condition and results of operations pertains primarily to Houze and Numo, which represent the primary business activities of the Company.

Trends

     The Company continues to face significant competition, particularly in its core business, which consists principally of the decoration of items, which are sold to advertising specialty distributors. In an effort to gain market share and to compete with its competitors, many of whom are larger companies with far greater resources, the Company has continually increased its marketing efforts to retail distributors and holders of licensed products. The Company is expanding its customer base beyond advertising specialty distributors and continues to focus on mass merchandisers like Wal-Mart, Inc ("Wal-Mart"). In addition to the Company's marketing efforts, the Company has broadened its product line through acquisitions of products or the licensing of products.
Finally, the Company continues to make significant improvements to customer service in response to the higher level of service demanded by its customers.

Liquidity and Capital Resources

     Two key factors affected the Company's liquidity during 2003 and resulted in the Company receiving a going concern opinion. During the last quarter of 2002, the Company had material sales to Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it purchased. The Company was required to refund Wal-Mart $1,292,000 from these sales and financed this refund by selling the inventory, obtaining financing from Comerica, and negotiating an extended payment plan with Wal-Mart. This sale, return and consequent refund dramatically affected 2003 cash flow but are not expected to materially affect future cash flow.

     In addition to the return from Wal-Mart, after acquiring Kerry's Etcetera in 2002 and the Shamrock Cake Company, Inc in 2003 Numo was operating out of five different facilities. The multiple facilities made it difficult to operate efficiently and effectively. Extra personnel were hired to overcome the under productive facility arrangement. Hiring extra personnel caused gross profit to suffer dramatically and produced a loss in 2003. These two key factors led to the Company's current poor liquidity condition.

                                    12
     In response to the poor liquidity condition the Company has moved
Numo's operations from five facilities to one facility.   In addition the
Company has reduced personnel expense by $200,000 a month from its highest point in 2003 and has eliminated all non essential selling, general and administrative expenses. Finally, the Company believes it can liquidate approximately $1,400,000 of Numo's inventory over the course of 2004.

     The Company's primary sources of liquidity are cash flow from
financing from third parties.   The Company principally uses its cash to
finance operations.

      The Company's consolidated cash and cash equivalents were $224,000 at December 31, 2003 compared to $447,000 at December 31, 2002, a
$223,000 or 50% decrease. During this period, cash and cash equivalents decreased primarily due to the net loss produced in 2003.

     Cash flow used in operating activities was $1,096,000 in fiscal 2003
compared to $287,000 in fiscal 2002.   The increase from year to year was
primarily due to the loss produced in 2003. This loss was partially offset by a $480,000 reduction of receivables and a $1,432,000 increase in accounts payable.

     Cash flow provided by (used in) investing activities was $(165,000)
in fiscal 2003 compared to $101,000 in fiscal 2002.   The decrease was
due to the Company's investment, of $169,000 in capital equipment.

     Cash flow provided by financing activities was $1,038,000 in fiscal
2003 compared to $456,000 in fiscal 2002.   The increase from year to
year was primarily due to an increase in Numo's line of credit.

     As of December 31, 2003, Houze holds a demand line of credit with a maximum availability of $800,000 and had drawn down $574,000 on this line of credit. The nature of the line of credit was changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001, and the maximum amount Houze can borrow under this line of credit was decreased from $1,050,000 to $800,000. Advances on the demand line of credit bear interest at the lending bank's prime rate plus 1.25%. Advances on the line of credit are collateralized and limited by Houze's accounts receivable, inventory and equipment, as well as the real property owned by Houze, secured under an open-end mortgage and are guaranteed by John Sanford, the Company's Chief Executive Officer, Chief Financial Officer, and majority stockholder. The demand line of credit may be called by the bank at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

     On March 1, 2001, the Company secured a $300,000 line of credit from members of Mr. Sanford's family to provide working capital for Numo. The annual interest rate on the line is 11% and the line of credit has an eight-month term. The Company paid a $12,500 origination fee upon initial maturity of the line of credit. The line of credit was secured by Mr. Sanford's personal assets. On September 28, 2001, the line of credit was extended for six months and again on February 15, 2002. The balance

                                    13
as of December 31, 2001, was approximately $236,000. On April 5, 2002, the balance of $236,000 on line of credit was paid in full.

     On March 11, 2002, Numo entered into a financing arrangement with
Comerica Bank of Texas.   The financing consists of a $332,000 loan with
interest calculated at the bank's prime rate for a term of seven years, a two year $1,000,000 revolving line of credit, and a $250,000 equipment line of credit with interest calculated at the bank's prime rate. Advances on the revolving line of credit are collateralized and limited by Numo's accounts receivable and inventory and bear interest at the lending bank's prime rate. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Advances on the term loan are secured by the Company's receivables, inventory and equipment and are limited by 80% of Numo's under 90-day accounts receivable and 50% of its raw materials. Advances on the equipment line are limited to 80% of the equipment's purchase price and are secured by new equipment purchased. The entire financing arrangement is guaranteed by the Company. The Company repaid all its outstanding loans and capital leases at Numo with the proceeds from the loan. On April 10, 2002, the revolving line of credit was increased from $1,000,000 to $1,500,000 and again on August 20, 2002, from $1,500,000 to $2,500,000.

     On July 10, 2003, Numo amended its Master Revolving Note, Credit Agreement (Third Amendment) and Advance Formula Agreement (First
Amendment) with Comerica Bank of Texas.   The amendments increase the
line of credit available to Numo from $2,500,000 to $3,000,000, adjust the debt to effective tangible net worth ratio, and expand the definition of eligible inventory to include some finished goods. This line expires March 1, 2004.

     The amendments that require Numo maintain a debt to effective tangible net worth ratio as of June 30, 2003 of not more than 5.00 to 1.00; as of September 30, 2003, of not more than 3.50 to 1.00; and as of the end of each fiscal quarter thereafter, of not more than 2.50 to 1.00. The amendments also allow Numo to include as eligible inventory in its borrowing base finished goods of $450,000 from the date of the amendments until November 29, 2003; and finished goods of $250,000 until December 30, 2003. After December 30 2003, finished goods will not be included in the definition of eligible inventory.

     Every quarter starting with the quarter ending June 30, 2002 Numo must submit a compliance certificate to Comerica indicating whether or not Numo meets three debt covenants. As of December 31, 2003, Numo met none of its three debt covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $274,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at December 31, 2003. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a material adverse effect on the Company.



                                    14
     As of December 31, 2003, Numo had drawn down $2,893,000 on this line of credit and the term loan had a balance of $248,000. On September 25, 2002, Numo drew down $128,000 of its $250,000 equipment line of credit to finance multiple equipment purchases made during 2002. On December 31, 2003, the equipment line of credit had a balance of $98,000.

     On January 19, 2001, the Company purchased 17.04% of Employment Solutions, LLC ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of common stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC at prime plus 1% for 6 months. The loan is secured by Mr. Sanford's personal assets. On June 20, 2001 the loan was extended for an additional six months at prime plus 3%. A $1,000 fee was paid on each of November 18, 2001, December 18, 2001, and January 18, 2002. Mr. Sanford, the Company's President and majority stockholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the remainder. On November 10, 2001, the Sanford ESI, LLC loan was assigned to Big Tree Rd, LLC, 31.0% of which is owned by Mr. Sanford and the rest is owned by members of Mr. Sanford's family. The loan was extended for an additional six months at a new rate of prime plus 4%. On each of July 1, 2002 and January 6, 2003, the loan was extended for an additional six months; all other terms remained the same. To partially finance the repayment of the loan, the Company raised $100,000 in a private placement of convertible promissory notes, all of which converted along with $2,496 in accrued interest into 93,179 shares of common Stock at $1.10 per share during October 2001. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity.
The interest rate remained 4% plus prime. The principal balance as of December 31, 2003 was $448,000. The weighted average interest rate during 2003 was 8.12%. The Company has been unable to reduce its principal balance by $5,000 per month and currently is in default with
Big Tree Road, LLC.   Big Tree Road, LLC has verbally agreed to defer the
$5,000 principal payments until June 2004.

     During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the 24 months after the stock sale or has sales less than $2.0 million for any 12 month period occurring prior to the 24 months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors. Based on unaudited financial statements of BB.com, no conditions existed at December 31, 2003 that would require the Company to issue this promissory note.

     On October 16, 2003 and October 22, 2003, Numo borrowed $60,000 from Frank Zanin, the Company's former Chief Executive Officer and Chief Financial Officer and former director, and $150,000 from an outside investor, respectively, to fund payroll expenses. Mr. Zanin's note carried interest at 6%; the investor's note carried interest at 13% plus an origination fee of 1.5%. Both notes were paid in full on November 25, 2003.

                                    15
Recent Acquisitions and Sales

     On January 19, 2001, the Company purchased 17.04% of ES for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase the Company raised $375,301 from the sale of common Stock at a price of $1.10 per share. To finance the remaining portion of the purchase, the Company borrowed $569,000 from Sanford ESI, LLC with interest calculated at prime rate plus 1% per annum for a term of six months. John Sanford, the Company's Chief Executive Officer, Chief Financial Officer, and majority stockholder, owns 23.5% of Sanford ESI, LLC and family members of Mr. Sanford own the balance.

     ES was formed by three parties: the Company, Employment Solutions
Inc, and Sanford ESI, LLC.   The Company and Sanford ESI, LLC contributed
cash to ES and Employment Solutions, Inc. contributed its operating business. The Company owned a 17.04% interest, Sanford ESI, LLC owned a 4.26% interest and Employment Solutions, Inc. owned a 78.7% interest in ES.

     On March 4, 2002, the Company sold its investment in ES to Employment Solutions, Inc., a partner of ES, for $420,000. The Company sold its investment in ES because ES's customer base was declining and it was unable to obtain significant new customers. The Company used the proceeds from the sale to repay the $25,000 and $30,000 notes the Company made on December 26, 2001 and January 23, 2002, respectively, to Frank Zanin, the Company's former Chief Executive Officer and Chief Financial Officer and former director, to pay the principal amount and accrued interest owed on the Sanford family line of credit and to capitalize Third Solution, Inc. with a $50,000 investment.

     On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera, a ceramic, glass and plastic decorator in Dallas, Texas. Under the terms of the agreement, the Company is paying the previous owner, Mr. Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's September 3, 2002 borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo, at its sole discretion, may discontinue the $7,000 monthly payment for the Kerry's Etcetera assets at any time. If Numo discontinues these payments, then all assets purchased, which remain in Numo's possession at the date of termination, must be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

     On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. relating to Old Plantation Foods, a specialty foods preparation business pursuant to an asset purchase agreement. Under the agreement, the Company paid the Seller, Shamrock Cake Company, Inc., $32,500 in cash, $85,000 as a 120 day payable, and a promissory note in the principal amount of $225,000. Principal on the note is due as follows: $37,880 is due August 29, 2003 and $62,373 is due on each July
15, 2004, 2005 and 2006.   Interest on the promissory note will accrue at

                                    16
prime plus 2%. The note is secured by the assets purchased by the Company and is personally guaranteed by the Company's Chief Executive Officer and Chief Financial Officer, John Sanford. The total purchase amount, $342,500, was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six months and a
5,000 square foot warehouse facility for three months.   The aggregate
rent for both facilities for the first three months will be $2,000 per month and rent for the last three months is $8,500 per month.

Inflation and Changing Prices

     Management believes that inflation did not have a significant effect on the results of operations during the last three years.

Results of Operations

2003 Compared with 2002

     Net sales increased by $2.5 million or 12.11% to $23.1 million in 2003 from $20.6 million in 2002. The increase was attributable to increased sales of Numo. Numo's net sales increased to $18.8 million in 2003 from $16.1 million in 2002, an increase of $2.7 million or 17.0%. This increase wasn't particular to any one product or customer. Gross profit as a ratio to sales decreased to 19% in 2003 from 29% in 2002 due to high material expenses related to process loss and poor labor control.

     Selling, general and administrative expenses increased by $1.3 million or 25.5% to $6.5 million in 2003 from $5.2 million in 2002. The majority of this increase is attributable to Numo. Numo's selling, general and administrative expenses increased due to an increase in customer service staff, department managers, marketing and the Kerry's and Shamrock acquisitions.

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


                                    17
     In 2001 the Company wrote down its investment in ES to $420,000. The investment was written down because ES's customer base was declining and ES was unable to obtain new customers. In addition negotiations had begun in December 2001 on selling the Company's investment for $420,000 to one of ES's partners, Employment Solutions, Inc. The write down of the Company's investment produced a one-time $500,000 loss in 2001. The sale of ES to Employment Solutions, Inc. was completed in March of 2002.

     During the last quarter of 2002, the Company had material sales to a single customer, Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it purchased. The Company was required to refund Wal-Mart $1,292,000 from these sales and financed this refund by selling the inventory, obtaining financing from a bank, and negotiating an extended payment plan with Wal-Mart. At December 31, 2002, the Company recorded $365,000 in deferred gross profit related to the Wal-Mart sales to reserve for this refund. At December 31, 2002, the Company had $391,000 in accounts receivable related to Wal-Mart sales, which partially offset the $1,292,000 refund.

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

     Inventories are stated at the lower of cost or market on the first-in, first-out basis and are reported net of an inventory allowance. The allowance is based on management's estimates the amount of inventory that
will not be able to be sold.   Inventory is written off when management
determines the inventory is damaged, impaired, or non-salable.





                                    18
     Due to the obsolescence and loss in market value of the Wal-Mart inventory returned in 2002, the carrying amounts for the inventory was written down during 2003 by approximately $342,000 based on anticipated selling price. The Company's management believes that this reduces the inventory to market value and that no further loss will be incurred upon its sale.

     Goodwill and other Intangible Assets are tested annually for impairment. No impairment was identified for the year ended December 31, 2003.

     A valuation allowance was recorded to reduce the Company's deferred tax asset. Future taxable income is assessed to determine the amount and need for the valuation allowance. In the event it is determined that all or part of the net deferred tax assets will not be realized in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should it be determined that an additional amount of the net deferred tax assets will be realized, an adjustment to the deferred tax assets would increase income in the period that determination was made.

     Accounting for defined benefit pension plans requires various assumptions, including, but not limited to discount rates, expected rates of return on plan assets and future compensation rates. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

     Effective July 1, 2003, the Company froze its defined benefit plan. Pursuant to SFAS 88 "Employers' Accounting for Settlements and
Curtailments of Defined Benefit Pension Plans and for Termination
Benefits", the Company wrote off its plan asset of $72,000 during the third quarter of 2003.
























                                    19
Item 7   Financial Statements.

To The Board of Directors and Stockholders of Wilson Brothers USA, Inc.:

We have audited the accompanying consolidated balance sheets of Wilson Brothers USA, Inc. (an Illinois corporation) and Subsidiaries (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilson Brothers USA, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has incurred losses from operations and, as of December 31, 2003, the Company's current liabilities exceeded its current assets by $2,514,000 and its total liabilities exceeded its total assets by $1,453,000. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedule listed in Item 13. (C) 2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Pratt-Thomas, Gumb & Co., P.A.
Charleston, South Carolina
March 1, 2004                         20
                    WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2003 AND 2002

                                    ASSETS
                                    ------
                                                     (In thousands)
                                                    2003         2002
                                                 ---------    ---------
Current Assets
  Cash and cash equivalents                       $    224     $    447
  Accounts receivable, less allowance
    for doubtful accounts of $260 in 2003
    and $320 in 2002                                 2,540        2,960
  Inventories                                        2,920        2,351
  Other                                                234          147
                                                   -------      --------
     Total Current Assets                            5,918        5,905
                                                   -------      --------

Goodwill, less accumulated amortization
  of $22 in 2003 and 2002                              487          317
Trademark, less accumulated amortization
  of $11 in 2003 and 2002                               61           61
Non-compete agreement, less accumulated
  amortization of $29 in 2003 and $6 in 2002            71           44
Unrecognized prior service cost                          -           72
Property and equipment, at cost less,
  accumulated depreciation of $2,947 in
  2003 and $2,661 in 2002                            1,271        1,542
Other non-current assets                               110          111
                                                  --------     --------
     Total Assets                                 $  7,918     $  8,052
                                                  ========     ========



















            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    21
                   WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2003 AND 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     (In thousands)
                                                   2003          2002
                                                 ---------    ---------
Current Liabilities
  Short-term borrowings                           $  3,926     $  2,624
  Current portion of notes payable                     499          511
  Short-term portion of obligations under
    capital lease                                       19           17
  Trade accounts payable                             2,990        1,473
  Accrued salaries and other employee costs            361          354
  Accrued interest due others                           11           22
  Deferred gross profit on estimated returns             -          365
  Other current liabilities                            626          696
                                                  --------     --------
     Total Current Liabilities                       8,432        6,062
                                                  --------     --------

Notes payable to others                                489          485
Obligation under capital lease                          17           36
Non-current portion of pension liability               295          246
Other liabilities                                      138          138
                                                  --------     --------
     Total Non-Current Liabilities                     939          905
                                                  --------     --------
Commitments and Contingencies

Stockholders' Equity (Deficit)
  Preferred stock, $ 0.01 par value;
    5,000,000 shares authorized; none issued             -            -
  Common stock, $ 0.01 par value; 30,000,000
    shares authorized; 10,021,532 and
    10,014,032 shares issued and outstanding
    for 2003 and 2002, respectively                    100          100
Capital in excess of par value                      14,850       14,839
Accumulated other comprehensive expense               (136)        (140)
Accumulated deficit                                (16,267)     (13,723)
                                                  --------     --------
                                                    (1,453)       1,076
Minority interest in consolidated subsidiary             -            9
                                                  --------     --------
     Total Stockholders' Equity (Deficit)           (1,453)       1,085
                                                  --------     --------
     Total Liabilities and Stockholders'
        Equity (Deficit)                          $  7,918     $  8,052
                                                  ========     ========

            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    22
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                              (In thousands except
                                                per share amounts)
                                          2003        2002       2001
                                        --------    --------   --------
Net sales                               $ 23,093    $ 20,598   $ 16,642
                                        --------    --------   --------
Cost of sales                             18,331      14,979     12,392
Selling, general and administrative
  expenses                                 6,539       5,210      4,234
                                        --------    --------   --------
                                          24,870      20,189     16,626
                                        --------    --------   --------
Operating profit (loss)                   (1,777)        409         16

Other expense (income):
  Interest expense                           241         214        228
  Interest income                             (5)         (3)        (5)
  Equity in earnings of
    unconsolidated subsidiary                  -         (14)      (118)
  Minority interest in income (loss)
    of consolidated subsidiary                 -          63         (8)
  Net loss on disposals or
    impairments of fixed assets
    and investments in partnership            26           5        529
  Curtailment loss                            72           -          -
  Decline in market value of inventory       342           -          -
  Other   net                                 91         (15)      (132)
                                        --------    --------   --------
                                             767         250        494
                                        --------    --------   --------

     Income (loss) before provision
       for income taxes                   (2,544)        159       (478)

Income tax expense                             -          17          -
                                        --------    --------   --------

     Net income (loss)                  $ (2,544)   $    142   $   (478)
                                        ========    ========   ========


Earnings (loss) per share:
    Basic                               $  (0.25)   $   0.01   $  (0.05)
                                        ========    ========   ========
    Diluted                             $  (0.25)   $   0.01   $  (0.05)
                                        ========    ========   ========



            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    23
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                 (In thousands)
                                          2003        2002       2001
                                        --------    --------   --------
Common stock
  Beginning balance                     $    100    $    100   $  9,579
  Stock issued                                 -           -        341
  Change in par value                          -           -     (9,821)
  Debt and accrued interest converted          -           -          1
                                        --------    --------   --------
     Ending balance                          100         100        100
                                        --------    --------   --------
Capital in excess of par value
  Beginning balance                       14,839      14,839      4,882
  Stock issued and exercise of warrants        2           -         34
  Change in par value                          -           -      9,821
  Debt and accrued interest converted          -           -        102
  Closure of consolidated subsidiary           9           -          -
                                        --------    --------   --------
     Ending balance                       14,850      14,839     14,839
                                        --------    --------   --------
Accumulated other comprehensive
 income (expense)
  Beginning balance                         (140)        (23)       (18)
  Unrealized gain (loss) on securities        (2)          3         (5)
  Minimum pension liability
    adjustment, net of unrecognized prior
    service costs, no net tax effect           -        (120)         -
  Additional pension liability
    adjustment                                 6           -          -
                                        --------    --------   --------
     Ending balance                         (136)       (140)       (23)
                                        --------    --------   --------
Accumulated deficit
  Beginning balance                      (13,723)    (13,865)   (13,387)
  Net income (loss)                       (2,544)        142       (478)
                                        --------    --------   --------
     Ending balance                      (16,267)    (13,723)   (13,865)
                                        --------    --------   --------
Minority interest in consolidated
 subsidiary
  Beginning balance                            9         (54)       (46)
  Minority interest in income
    (loss) of consolidated subsidiary          -          63         (8)
  Closure of consolidated subsidiary          (9)          -          -
                                        --------    --------   --------
     Ending balance                            -           9        (54)
                                        --------    --------   --------
Total stockholders' equity (deficit)    $ (1,453)   $  1,085   $    997
                                        ========    ========   ========
            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    24
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                 (In thousands)
                                           2003        2002       2001
                                         --------    --------   --------
Cash flows from operating activities:
  Net income (loss)                      $ (2,544)   $    142   $   (478)
  Adjustment to reconcile net income
    (loss) to net cash used in operating
    activities:
  Minority interest in net income (loss)
    of consolidated subsidiary                  -          63         (8)
  Curtailment loss                             72           -          -
  Depreciation, amortization, and
    expense on discount of notes payable      457         308        227
  Provision for losses on accounts
    receivable                                (60)        125         21
  Write-off of uncollectible notes
    receivable                                  -           5          -
  Decline in market value of inventory        342           -          -
  Net loss on disposal of fixed assets         26           -         29
  Net non-cash operating activities             6           4        498
  Deferred taxes and pension liability         50         (30)         -
  Changes due to (increase) decrease
    in operating assets:
      Receivables                             480      (1,171)        72
      Inventories                            (826)       (821)      (191)
      Other current assets                    (92)        (34)       (14)
  Changes due to increase (decrease)
    in operating liabilities:
      Accounts payable                      1,432         276       (212)
      Accrued salaries and other
        employee costs                          7          66         55
      Accrued interest                        (11)         (1)         7
      Deferred gross profit on
         estimated returns                   (365)        365          -
      Other current liabilities               (70)        416        (37)
                                         --------    --------   --------
Net cash used in operating activities      (1,096)       (287)       (31)
                                         --------    --------   --------
Cash flows from investing activities:
  Capital expenditures                       (170)      (315)      (209)
  Purchase of marketable securities             -         (5)      (924)
  Proceeds from sales of fixed assets
    and interest in partnership                 -        421        226
  Loans made                                    -          -        (15)
  Short-term loan to related party              -       (301)         -
  Repayment of short-term loan
    to related party                            5        301          -
                                         --------    -------   --------

            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    25
                 WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                 (In thousands)
                                           2003       2002        2001
                                         --------   --------   --------
Net cash provided by (used in)
  investing activities                   $   (165)   $   101   $   (922)
                                         --------    -------   --------
Cash flows from financing activities:
  Net change in line of credit              1,379      1,425       (169)
  Proceeds from short-term borrowings         220         82      1,049
  Repayment of short-term borrowings         (297)       (55)      (315)
  Proceeds from notes payable to others         -        613          -
  Repayment of notes payable and
    obligations under capital lease          (266)    (1,609)      (109)
  Proceeds from issuance of common stock        2          -        375
  Proceeds from issuance of convertible
    debt                                        -          -        100
  Non-cash financing activities                 -          -        (35)
                                         --------   --------   --------
Net cash provided by financing
  activities                                1,038        456        896
                                         --------   --------   --------
Net increase (decrease) in cash
    and cash equivalents                     (223)       270        (57)
Cash and cash equivalents at
    beginning of year                         447        177        234
                                         --------   --------   --------
Cash and cash equivalents at
    end of year                          $    224   $    447   $    177
                                         ========   ========   ========
Supplemental disclosure of cash
  flow information:
    Cash paid during the year
      for interest                       $    252   $    215   $    222
                                         ========   ========   ========















            See accompanying summary of accounting policies and
                notes to consolidated financial statements.

                                    26
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Nature of Operations   Wilson Brothers USA,
Inc. (the "Company" or the "Parent") is a holding company whose business is conducted through its wholly-owned subsidiaries, Wilson Brothers SC, Inc. ("WBSC"), Numo Manufacturing, Inc. ("Numo"), formerly Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), and Third Solutions, Inc. ("TS"). All subsidiaries except for WBSC operate in the specialty advertising business and engage in the decoration of glass, ceramic and plastic items, foam products, and cloth and vinyl bags. Numo also operates in the specialty foods preparation business. See Note 2. These products are primarily distributed throughout the United States through sales representatives. WBSC was formed to manage operations of the Parent. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. The Company previously held a 75 percent interest in Houze West, LLC. During 1998, Houze West was shut down and the operations were transferred to Houze. The Company dissolved Houze West in December 2002.

Principles of Consolidation   The accompanying consolidated financial
statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates   The preparation of the financial statements in
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

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





                                    27
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In May 2003, FASB issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which mandates how the Company would measure and classify certain financial instruments that have "characteristics of both liabilities and equity." The effects of this standard will cause some instruments previously classified as equity to be classified as a liability, depending on the scope of the instrument. The Company has adopted this standard but no reclassifications were necessary thereunder.

Other recent accounting pronouncements are discussed elsewhere in these notes.

Comprehensive Income   Pursuant to SFAS No. 130 "Reporting Comprehensive
Income", the Company records other comprehensive income related to unrealized gains and losses on available-for-sale securities and minimum pension liability adjustments. At December 31, 2003 and 2002, accumulated comprehensive income (expense) from unrealized gains and losses on securities equaled $(22,000) and $(20,000), respectively. At December 31, 2003 and 2002, accumulated comprehensive expense from minimum pension liability adjustments equaled $(114,000) and $(120,000), respectively.


                                    28
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Earnings (Loss) per Share   The Company computes net income per share in
accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share ("EPS") is calculated by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Income (loss) available to common stockholders used in determining basic EPS was $(2,544,000) in 2003, $142,000 in 2002 and $(478,000) in 2001. The weighted average number of shares of common stock used in determining basic EPS was 10.021 million in 2003, 10.014 million in 2002, and 9.895 million in 2001.

Diluted EPS is calculated by dividing income available to common stockholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common stockholders used in determining diluted EPS was $(2,544,000) in 2003, $142,000 in 2002 and $(478,000) in 2001. The weighted average number of shares of common stock, plus additional common shares that could be issued in connection with potentially dilutive securities used in determining diluted EPS was 10.021 million in 2003, 10.020 million in 2002, and 9.901 million in 2001.

Concentration of Credit Risk   Financial instruments that potentially
subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The carrying values of these financial assets approximate fair value. Concentrations of credit risk with respect to the accounts receivable are limited due to the large number of customers in the Company's customer base and their dispersion across different geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of its receivables. As of December 31, 2003, the carrying amount of the Company's deposits at various banks totaled $623,000, of which $226,000 was covered by Federal Depository Insurance ("FDIC"). As of December 31, 2002, the carrying amount of the Company's deposits at various banks totaled $721,166, of which $316,063 was covered by FDIC.

Approximately 65% and 52% of the Company's total debt as of December 31, 2003 and 2002, respectively, is under Numo's debt agreements with Comerica Bank of Texas ("Comerica"). If the bank decides to demand the outstanding balance from Numo, this action will have a material adverse effect on the Company.

Approximately 12% and 13% of net sales was to Wal-Mart Stores, Inc. ("Wal-Mart") for the years ended December 31, 2003 and 2002, respectively.





                                    29
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Cash and Cash Equivalents   For purposes of the consolidated balance
sheets and statements of cash flows, the Company generally classifies as cash and cash equivalents all highly liquid investments with a maturity of three months or less when purchased.

Investments   The Company classifies debt and equity securities as
available for sale when, at the time of purchase, it determines that such securities may be sold at a future date or if the Company does not have the intent or ability to hold such securities to maturity. Securities designated as available for sale are recorded at fair value. Changes in the fair value of debt and equity securities available for sale are included in stockholders' equity (deficit) as unrealized gains or losses. Unrealized losses in available for sale securities, reflecting a decline in value judged to be other than temporary, are charged to income in the consolidated statement of operations. Realized gains or losses on available for sale securities are computed on the specific identification basis. Unrealized gains (losses) from these investments, whose decline in value is deemed temporary, totaled $(22,000), $(20,000), and $(23,000) at December 31, 2003, 2002, and 2001, respectively.

Intangible Assets   Certain intangible assets are amortized using the
straight-line method. Non-compete agreements are amortized over the life of the agreement, which is three years. See Note 2 for more information on these agreements. Unamortized service costs were written off during 2003. See Note 8 and Note 13 for more information on this intangible asset. The Company considers whether the carrying value of such assets should be reduced based on the future benefits of the assets. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company discontinued the amortization of its goodwill and trademark. See Note 8. Amortization expense relating to intangible assets totaled $24,000, $6,000, and $12,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising   The Company expenses the cost of advertising as incurred.
Advertising expense totaled $1,223,000, $917,000, and $874,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Employee Stock Based Compensation   On June 2, 2003, the 2003 Equity
Incentive plan was approved by the Company's stockholders at the Company's 2003 Annual Meeting of Stockholders. Under the plan, 1,500,000 shares of the Company's Common are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (December 2002) in accounting for the plan. The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No.


                                    30
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

25, "Accounting for Stock Issued to Employees" and its related interpretations. As of December 31, 2003, no options have been granted under the plan.

Income taxes   Income taxes are recorded for the tax effects of
transactions reported in the financial statements. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), allowance for doubtful receivables (deductible for financial statements purposes but not for income tax purposes) and net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will be either deductible or taxable when the assets and liabilities are recovered or settled. The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense mainly due to expenses that are not deductible and income that is not taxable for federal income taxes, including permanent differences such as non-deductible life insurance and non-deductible meals and entertainment.

2. ACQUISITIONS

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by John Sanford, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), and by members of his family. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carried a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth. On November 10, 2001, the loan was assigned to Big Tree Road, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. On each of July 1, 2002 and January 6, 2003, the loan was extended for an additional six months; all other terms remained the same. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. The interest rate remained 4% plus prime. The weighted average interest rate during 2003 and 2002 was 8.12% and 8.68%, respectively. Due to the loss in 2003, the Company has been unable to




                                    31
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS - Continued

reduce its principal balance by $5,000 per month and currently is in default with Big Tree Road, LLC. The investment in ES was sold in March 2002. See Note 6 for more information.

On April 5, 2001, the Company formed a wholly owned subsidiary, WBSC, to manage operations of the Parent. In February 2002, the Company formed TS, a South Carolina corporation, to market, distribute and sell promotional products.

On September 3, 2002, Numo purchased certain assets of Kerry's Etcetera ("Kerry's"), a ceramic, glass and plastic decorator. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo's September 3, 2002, borrowing rate of 4.75% and equaled $600,433. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time. If Numo terminates the agreement, all Kerry's assets remaining in Numo's possession at the date of termination will be returned to Mr. Turner. Numo also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises.

In connection with the asset purchase, Mr. Turner became an employee of Numo and signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void. The intangible asset was valued based on a factor of Mr. Turner's salary and will be amortized over three years, the life of the agreement.

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






                                    32
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS - Continued

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
                                                             =======

The following information presents the unaudited proforma results of operations for the Company for 2002 and 2001 as if Kerry's was acquired at the beginning of the year. This does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the year nor does it represent the results that may occur in future years.
                                             Year ended December 31,
                                              (In thousands, except
                                            earnings per share amounts)
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
                                             ==========       =========

On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. ("SCC") relating to Old Plantation Foods, a specialty foods preparation business. Under the agreement, the Company paid SCC $32,500 at closing, $85,000 in accounts payable (to purchase inventory), and issued a promissory note for $225,000. At December 31, 2003, $45,000 of this accounts payable amount was outstanding. See note 12 for details of this promissory note. This consideration was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six months and a 5,000 square foot warehouse facility for three months. The aggregate rent for both facilities for the first three months is $2,000 per month and rent for the last three months is $8,500 per month.

In connection with the asset purchase, William and Eleanor Moser, the previous owners, signed a non-compete agreement for a period of three years from July 29, 2003, under which they cannot engage, directly or indirectly, in any business which directly competes against Numo in the United States. The intangible asset will be amortized over the three year life of the agreement.

The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Old Plantation Foods. The accompanying consolidated financial statements

                                    33
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. ACQUISITIONS - Continued

include operations of the subsidiary as of the date of acquisition. Goodwill is expected to be amortized over 15 years and be fully deductible for tax purposes.

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
                                                             =======

The following information presents the unaudited proforma results of operations for the Company for 2003 and 2002 as if SCC was acquired at the beginning of the year. This does not necessarily reflect the results that would have occurred had the acquisition taken place at the beginning of the year nor does it represent the results that may occur in future years.
                                             Year ended December 31,
                                              (In thousands, except
                                            earnings per share amounts)
                                                2003            2002
                                              --------        --------
Operating revenue (loss)                     $   (1,923)      $     304
                                             ==========       =========
Net income (loss)                            $   (2,690)      $      37
                                             ==========       =========
Basic and diluted earnings (loss)
  per share                                  $    (0.27)      $   0.004
                                             ==========       =========
3. INVENTORIES

Inventories consisting of material, labor and overhead are as follows:

                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Raw materials                                 $  2,121        $  1,489
Work in process                                    282             463
Finished goods                                     746             575
                                              --------        ---------
                                                 3,149           2,527
Reserve                                           (229)           (176)
                                             ---------       ---------
                                             $   2,920       $   2,351
                                             =========       =========

                                    34
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVENTORIES - Continued

Due to the obsolescence and loss in market value of the mouse pad and CD combination packs included in the Wal-Mart inventory returned in 2002, the carrying amounts for this inventory has been written down by approximately $342,000 based on anticipated selling price. The Company's management believes that this reduces the inventory to market value and that no further loss will be incurred upon its sale.

4. PROPERTY AND EQUIPMENT

During 2000, the Company was building a machine for use in production. During 2001, management determined that the machine could not meet its needs and cancelled the project. Investment in the machine of $50,000 was written off in 2001.

Depreciation expense totaled $418,000, $296,000, and $215,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Accumulated depreciation and depreciation expense relating solely to assets under the capital lease equaled $28,000, $9,000 and $25,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The construction in progress is equipment to be used in production. Management estimates it will cost $26,000 to complete the projects.

The following is a summary of the major classifications of property and equipment:
                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Land                                          $     18       $     18
Buildings and improvements                         688            758
Machinery and equipment                          3,442          3,357
Equipment under capital lease                       55             55
Construction in progress                            15             15
                                              --------       --------
                                                 4,218          4,203
Accumulated depreciation                        (2,947)        (2,661)
                                              --------       --------
                                              $  1,271       $  1,542
                                              ========       ========

In December 2003, Numo began moving from its locations in Mesquite, Texas, and other Texas towns to Kaufman, Texas. The move was completed in January, 2004, and the lease on the Mesquite property expires in April 2004. Pursuant to FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", leasehold improvements on the vacated property were deemed disposed in December 2003. Therefore, Numo revised the useful lives on these improvements then wrote them off in December. The amount of the additional depreciation due to the revision of the useful lives was $66,000 and the assets written off totaled $78,000.


                                    35
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Accounts receivable   trade                   $  2,713        $  3,203
Accounts receivable   related parties,
  employees, and other                              87              77
                                              --------        --------
                                                 2,800           3,280
Allowance for doubtful accounts                   (260)           (320)
                                              --------        --------
                                              $  2,540        $  2,960
                                              ========        ========

Bad debt expense was $200,000, $232,000, and $210,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Also see Note 22 for information on the 2002 accounts receivable from the Company's most significant customer, Wal-Mart.

6. ASSET IMPAIRMENTS

Due to a significant decline in operations at ES, the Company's investment therein was significantly impaired during 2001. Management believed the impairment was permanent and reduced the recorded amount of the investment by $500,000 in 2001. In March 2002, the Company sold its investment in ES for $420,000.

7. OTHER NON-CURRENT ASSETS

Other non-current assets consist of the following:
                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Investments in partnership and
  marketable securities                       $     30       $     31
Deferred tax asset                                  80             80
                                              --------       --------
                                              $    110       $    111
                                              ========       ========

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark. At December 31, 2003 and 2002, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment. No impairment was identified for the year ended December 31, 2003. A reconciliation of reported net income

                                   36
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

for 2002 to the net income that would have been reported had the provisions of SFAS 142 been applied in all periods presented is as follows:
                                               Year ended December 31,
                                                    (in thousands)
                                                2002            2001
                                              ---------       ---------
     Reported net income (loss)               $    142        $   (478)

     Add back: Goodwill amortization                 -               4
               Trademark amortization                -               7
                                              ---------       ---------
     Adjusted net income (loss)               $    142        $   (467)
                                              =========       =========

As discussed in Note 2, Numo entered into non-compete agreements pursuant to the purchase of certain assets of Kerry's in 2002 and SCC in 2003. Each agreement is for a period of three years from September 3, 2002, for Kerry's and July 29, 2003, for SCC. They are being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to these intangible assets totaled $24,000 and $6,000 for the years ended December 31, 2003 and 2002, respectively.

On December 31, 2002, the Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Effective July 1, 2003, the Company froze this plan. Pursuant to SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company has written off the $72,000 asset during the third quarter of 2003.

9. OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:
                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Accrued pension expense                       $     70       $     80
Accrued professional fees                          121            100
Accrued royalties and commissions                  172            259
Accrued franchise taxes                             40             85
Other accrued expenses                             223            172
                                              --------       --------
                                              $    626       $    696
                                              ========       ========



                                    37
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

Income taxes are paid only to the United States government and applicable state governments. The federal and state income tax (benefit) consists of the following:

                                            Year Ended December 31,
                                               (in thousands)
                                         2003       2002       2001
                                       --------   --------   --------
Current:
Federal                                $   (968)  $      8   $    (14)
State                                         -          -          -
                                       --------   ---------  --------
  Total current                            (968)         8        (14)
                                       --------   ---------  --------
Deferred:
Federal                                      87          9       (156)
State                                         -          -          -
                                       --------   ---------  --------
  Total deferred                             87         17       (156)
  Less valuation allowance                  881          -        170
                                       --------   ---------  ---------
Income tax expense                     $      -   $     17   $      -
                                       ========   =========  =========

A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:
                                           Year Ended December 31,
                                               (in thousands)
                                         2003        2002       2001
                                       --------    --------   --------
Income (loss) before
  income taxes                         $ (2,544)  $    159    $  (478)
Statutory rate                              35%         35%        35%
                                       --------    --------   --------
Total computed tax expense
  (benefit)                                (890)         56       (167)

(Decrease) increase in taxes
  resulting from:
  Utilization of graduated
    tax rates                                 -         (10)         -
  Reversal of deferred tax
    liability related to tax
    reserves for open years                   -           -          -
  Non-deductible items                       11          13          4
  Permanent differences                       -           -          -




                                    38
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES - Continued
                                            Year Ended December 31,
                                               (in thousands)
                                         2003        2002       2001
                                       --------    --------   --------
  Utilization of net operating loss
    carry forward                      $      -    $    (33)  $      -
  Adjustment of prior year accruals          (2)          -         (7)
  Increase in valuation allowance           881          (9)       170
                                       --------    --------   --------
Income tax expense from continuing
   operations                          $      -    $     17   $      -
                                       ========    ========   ========
Effective income tax rate                    0%         11%         0%
                                       ========    ========   ========

As of December 31, 2003 and 2002, the Company provided a valuation allowance of $1,509,000 and $626,000, respectively, for the net deferred tax assets.

The 2003 valuation allowance increased $881,000 due to the uncertainty of realizing tax benefits from certain asset impairment write-downs and net operating loss carryforwards. The 2002 valuation allowance decreased a net of $15,000 due to the utilization of net operating loss carryforwards and the reversal of the deferred tax asset and related valuation allowance. Federal net operating loss carry-forwards of $3,189,000 and $423,000 remained at December 31, 2003 and 2002, respectively, and begin to expire in 2006. The deferred tax assets primarily result from net operating loss carry-forwards and certain differences in the tax basis and book basis of inventories, receivables, investments, and liabilities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. All deferred tax assets from temporary differences are expected to reverse in one year except for net operating loss carryforwards, which will reverse either upon their utilization against taxable income or upon their statutory expiration of the over the next eight to twenty years. Significant components of the Company's deferred tax assets and liabilities are as follows:













                                    39
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. INCOME TAXES - Continued
                                                    December 31,
                                                   (in thousands)
                                                2003            2002
                                              --------        --------
Deferred tax assets:
  Allowance for doubtful accounts             $     91       $    112
  Inventory reserves and capitalization            177            140
  Net operating loss carry forward               1,116            148
  Asset reserves                                    35             43
  Pension benefit accruals                         128             88
  Other liabilities and reserves                    42             47
  Reserve for Wal-Mart return                        -            128
                                              --------       --------
Total deferred tax assets                        1,589            706
  Less:  valuation allowance                    (1,509)          (626)
                                              ---------      ---------
Net deferred tax assets                       $     80       $     80
                                              =========      =========
Deferred tax liabilities:
  Depreciation and other                      $    138       $    138
                                              =========      =========

11. SHORT-TERM BORROWINGS

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by Mr. Sanford and are collateralized by all of Houze's equipment, inventory, and accounts receivable and the real property owned by Houze. It is secured under an open-end mortgage. There are various covenants within the loan agreement. Houze was not in compliance with some of these covenants. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt.

The bank may call this demand line of credit at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company. The short-term borrowings of Houze are as follows:








                                    40
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT-TERM BORROWINGS   Continued


                                           Year Ended December 31,
                                               (in thousands)
                                         2003       2002       2001
                                       --------   --------   --------
Maximum amount of outstanding
  loan during the year                 $   585    $    675   $    844
Average balance outstanding
  during the year                      $   575    $    629   $    756
Weighted average interest
  rate during the year                    5.37%       5.93%      8.17%
Interest rate at year end                 5.25%       5.50%      6.00%

During 2002, Numo executed a revolving line of credit with Comerica under which Numo can borrow up to $2,500,000. The line was increased to $3,000,000 on July 10, 2003. The line expires March 1, 2004. Interest is at the bank's prime rate. Advances are collateralized by all of Numo's accounts receivable and inventory and are guaranteed by the Company. Advances are limited by 80% of Numo's under 90-day accounts receivable and 50% of its raw materials inventory plus certain amounts of finished goods inventory on a graduated scale. Finished goods of $450,000 are included from the date of the amendments until November 29, 2003; and finished goods of $250,000 are included until December 30, 2003. After December 30, 2003, finished goods will not be included in the definition of eligible inventory. The bank charges a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term. Additional information on this line of credit:



                                           Year Ended December 31,
                                               (in thousands)
                                         2003       2002       2001
                                       --------   --------   --------
Maximum amount of outstanding
  loan during the year                 $ 2,893    $  2,500   $      -
Average balance outstanding
  during the year                      $ 2,322    $  1,272   $      -
Weighted average interest
  rate during the year                    4.12%       4.68%         -
Interest rate at year end                 4.00%       4.25%         -









                                    41
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHORT-TERM BORROWINGS   Continued

Additional short-term borrowings include:
                                                         December 31,
                                                       (in thousands)
                                                       2003        2002
                                                    ---------   ---------

Line of credit at Houze   see above                 $     574    $    585

Line of credit at Numo   see above                      2,893       1,500

Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  See Note 2 for details of original face
amount and other details.  The loan matured on
July 18, 2003 but has been extended to July 18,
2004.  Interest is payable monthly at 4% plus
prime.  The loan is personally guaranteed by
Mr. Sanford and collateralized by his 3%
interest in Blind John, LLC and 972,326 shares
of the Company's stock.  The weighted average
interest rate during 2003 and 2002 was 8.12%
and 8.68%, respectively.                                  448         468

Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.             11          15

Loans from Frank Zanin, former CFO, CEO, and a
director of the Company.  Interest payable on
the 2002 loans at prime.  Weighted average
interest rate during the 2002 was 4.68%. These
loans were repaid during 2003.                              -          56
                                                    ---------    --------

   Total short-term borrowings                      $   3,926    $  2,624
                                                    =========    ========

12.  NOTES PAYABLE AND DUE TO AFFILIATES

Long term debt consists of the following:
                                                         December 31,
                                                       (in thousands)
                                                      2003        2002
                                                    --------     --------
Note payable to Comerica.  Principal payments
of $3,949 payable monthly, plus interest at the
bank's prime rate.  The note matures on March 1,
2009.  The original liability totaled $332,000.
The note is secured by the all of the Company's
receivables, inventory and equipment and is
guaranteed by the Company.                          $    248     $   296


                                    42
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NOTES PAYABLE AND DUE TO AFFILIATES - Continued
                                                         December 31,
                                                       (in thousands)
                                                      2003        2002
                                                    --------     --------
Equipment line of credit with Comerica, under
which Numo can borrow up to $250,000.  The
line can only be used to purchase equipment.
Principal payments of $2,137 payable monthly,
plus interest at the bank's prime rate.  Advances
on the line are limited to 80% of the equipment's
purchase price.  The line is guaranteed by the
Company and is secured by new equipment purchased,
which equaled $160,000 at December 31, 2003 and
2002.  The note matures in October 2007.             $    98     $   123

Note to Suncrest Commerce Center LLC ("Suncrest")
in satisfaction of Houze West lease liability.
The original liability totaled $150,000.
Principal payments of $25,000 plus interest
at 7% are due annually.  Secured by letter of
credit at Numo for $107,000, which expires in
January 2004, to be renewed annually at a
decreased amount through January 2007.  The
letter names Suncrest as beneficiary and
remained unused at December 31, 2003.  See
Note 17.                                                  75         100

Liability pursuant to purchase agreement with
Kerry's (see Note 2) whereby Numo pays the
previous owner, Mr. Turner, $7,000 per month for
105 months.  The original liability totaled
$735,000.  The present value of these payments
was calculated at Numo's current borrowing rate
of 4.75% and originally equaled $600,433.  The
discount is being amortized over 105 months, the
term of the liability.  The balance shown is net
of the unamortized discount of $114,000 and
$130,000 at December 31, 2003 and 2002,
respectively.  This debt is subordinate to the
Comerica debt.                                           380         477











                                    43
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  NOTES PAYABLE AND DUE TO AFFILIATES - Continued
                                                         December 31,
                                                       (in thousands)
                                                      2003        2002
                                                    --------     --------
Note payable to SCC pursuant to the asset purchase
agreement discussed in Note 2.  Principal payments
of $62,373 payable annually.  Interest is payable
monthly at prime plus 2%. The note is secured by
the assets purchased by the Company and is
guaranteed by Mr. Sanford.  This debt is
subordinate to the Comerica debt.                  $     187   $       -
                                                   ---------   ---------
                                                         988         996
Less current portion                                    (499)       (511)
                                                   ----------  ----------
     Total long-term debt                          $     489   $     485
                                                   ==========  ==========

Future maturities of notes payable as of December 31, 2003 are as follows, in thousands:
                           2004                   $    499
                           2005                        153
                           2006                        152
                           2007                         64
                           2008                         64
                           Thereafter                   56
                                                  --------
                                                  $    988
                                                  ========

The three loan agreements with Comerica contain three restrictive debt covenants regarding tangible net worth and the maintenance of certain financial ratios, including net worth and cash flow coverage. As of December 31, 2003 and 2002, Numo was not in compliance with these covenants. Consequently, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the lines of credit (see
Note 11) are immediately due and payable. As a result, the full amount of the related long-term debt, $274,000 and $347,000 for 2003 and 2002, respectively, has been classified as a current liability in the Consolidated Balance Sheet at year-end. If Comerica demands the outstanding balances owed, this action will have a material adverse effect on the Company.

13.  PENSION PLAN

Houze sponsors a defined benefit pension plan (the "Plan") covering eligible hourly-paid employees of Houze Glass Corporation. Disclosures below include those required by FAS No. 132 (Revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", issued December 2003. This revision expanded disclosure requirements but did not change the measurement or recognition of the plan. Contributions are

                                    44
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN - Continued

computed using the projected unit credit method of funding, the objective of which is to fund each participant's benefits under the Plan as they accrue. Houze's funding policy is to contribute the minimum amount required by the Employee Retirement Income Security Act of 1974. The measurement date used by the actuary to determine assets and liabilities was December 31, 2003.

During 2003, 2002, and 2001, Houze made contributions of approximately $10,000, $80,000, and $92,000, respectively, to the Plan. Amounts recognized in the consolidated balance sheets consist of $241,000 and $134,000 in accrued pension cost as December 31, 2003 and 2002, respectively. An increase of $6,000 and a decrease of $120,000 occurred in other comprehensive income for the year ended December 31, 2003 and 2002, respectively, due to changes in the minimum liability.

The components of the net periodic benefit cost are as follows:

                                          Year ended December 31,
                                              (in thousands)
                                       2003          2002         2001
                                     ---------    ---------    ---------
Service cost                         $     37     $     52     $     47
Interest cost                              64           61           59
Expected return on plan assets            (52)         (59)         (58)
Amortization of prior service cost          4            8            7
Amortization of unrecognized net
  (gain) loss                               4            -           (7)
Amortization of unrecognized
  net transition asset                     (9)          (9)          (9)
                                     ---------    ---------    ---------
    Net periodic benefit cost        $     48     $     53     $     39
                                     =========    =========    =========

The following table sets forth the benefit obligation, fair value of plan assets, the funded status of the Plan, amounts recognized in the Company's financial statements, and the principal weighted average assumptions used:
                                                        December 31,
                                                       (in thousands)
                                                      2003       2002
                                                    --------   --------
Change in projected benefit obligation
  Benefit obligation at beginning of year           $   980    $   883
  Service cost                                           37         52
  Interest cost                                          64         61
  Actuarial loss                                         74         68
  Benefits and administrative expenses paid             (78)       (84)
                                                    --------   --------
     Benefit obligation at end of year              $ 1,077    $   980
                                                    ========   ========

                                    45
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN - Continued

Accumulated benefit obligation equaled $1,077,000 and $980,000 as of December 31, 2003 and 2002, respectively.
                                                        December 31,
                                                       (in thousands)
                                                     2003        2002
                                                   --------    --------
Change in plan assets
  Fair value of plan assets at beginning of year    $   654    $   735
  Actual return on plan assets                          127        (77)
  Employer contributions                                  9         80
  Benefits and administrative expenses paid             (78)       (84)
                                                    --------   --------
   Fair value of plan assets at year end            $   712    $   654
                                                    ========   ========
Plan Assets
The Plan's asset allocation at December 31, 2003 and 2002, by asset allocation categories are as follows:
                                                        Plan Assets
                                                      at December 31,
                                                     2003        2002
                                                   --------    --------
Asset Category
Equity securities                                    81.0%       64.8%
Debt securities                                      11.5%       32.4%
Cash                                                  7.5%        2.8%
                                                   --------    --------
                                                    100.0%      100.0%
                                                   ========    ========

Houze has appointed a trustee as custodian of plan assets. Periodically, Houze instructs the trustee on the allocation of the plan assets, that is, what percentage of plan assets should be comprised of equity versus debt securities. Houze has no specific policy or strategy for plan assets or target asset allocations. Management makes these decisions based on market activity at the time.
                                                        December 31,
                                                       (in thousands)
                                                     2003        2002
                                                   --------    --------
Funded status                                      $    (365)  $   (326)
Unrecognized net transition asset                          -         (9)
Unrecognized net (gain) loss                             125        129
Unrecognized prior service cost                            -         72
                                                    --------   --------
  Accrued benefit cost                                  (240)      (134)

Adjustment required to recognize
  minimum liability                                     (125)      (192)
                                                    --------   --------
   Pension liability                                $   (365)  $   (326)
                                                    ========   ========
                                    46
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN - Continued

Assumptions used to determine net periodic pension cost for years ended
December 31,                                           2003       2002
                                                      ------     ------
  Discount rate, average                                6.5%      7.25%
  Expected long-term return on plan assets              8.0%       8.0%
  Rate of compensation increase                         N/A        N/A

Assumptions used to determine benefit obligations at December 31,
                                                       2003       2002
                                                      ------     ------
  Discount rate                                        6.25%      6.75%
  Rate of compensation increase                         N/A        N/A

The assumptions above were determined based on long term historical trends, factoring in inflation, which was based on historical increases in Consumer Price Index but tempered with future expectations and expected market activity.

Plan assets are invested in a managed portfolio, consisting primarily of mutual funds that invest in common stock and corporate bonds.

Contributions
The Company expects to contribute no less than $85,000 to its pension plan during 2004.

Estimated Future Benefit Payments
The following benefit payments are expected to be paid:

             2004                        $50,000
             2005                        $53,000
             2006                        $51,000
             2007                        $51,000
             2008                        $53,000
             2009-2013                  $351,000

During 2002, the pension liability incurred an additional minimum liability adjustment to recognize the minimum liability of $326,000. In addition, the Company recorded an intangible asset for unrecognized prior service costs of $72,000 (see Note 8). The difference between this liability and asset was recorded to other comprehensive income for the year ended December 31, 2002. Effective July 1, 2003, the Company froze this plan. Pursuant to SFAS 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company wrote off the $72,000 asset during the third quarter of 2003.

Effective January 1, 2003, the Company created two 401(k) plans, one for the Parent and one for Houze. For the Parent's plan, employer contributions are discretionary; an employee is eligible to participate after three months of employment and vesting occurs immediately. The

                                    47
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  PENSION PLAN - Continued

plan at Houze is a defined contribution plan and covers all union employees, which are eligible to participate after three months of employment. Vesting occurs immediately and employer contributions are mandatory at $.05 for every hour worked during the calendar year.

14. RELATED PARTY TRANSACTIONS

There were no charges from affiliates for the years ended December 31, 2003, 2002, and 2001 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $21,000, $54,000, and $65,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003 and 2002, respectively, amounts due from Kerry's totaled $47,000 and $41,000.

During 2003, Mr. Sanford's mother exercised her stock warrants, purchasing 7,500 shares of the Company's common stock at $.25 per share.

During 2001, 45,455 shares of the Company's common stock were sold to a member of the Board of Directors, who is also part owner of BB.com, for $50,000.

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

Included in other current assets at December 31, 2003 is $25,000 due from BB.com, which assumed the liability from one of its employees effective January 1, 2003.

At various times during 2003 and 2002, WBSC borrowed a total of $10,000 and $82,000, respectively, from Mr. Zanin to provide working capital for WBSC pursuant to a promissory note payable over various terms and interest rates. All notes were paid in full by September 4, 2003.

During October 2003, Numo borrowed from Mr. Zanin $60,000 to fund payroll expenses. Mr. Zanin's note carried interest at 6% and was paid in full on November 25, 2003.

On March 13, 2002, the Company loaned $301,000 to BB.com, Inc., an investment in a corporation (see Note 19). On April 3, 2002, the loan was repaid in full.

                                    48
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS - Continued

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

During 2002 and 2003, the Company's corporate office operated from an office owned by Mr. Zanin, who charges the Company no rent for use of this space.

As discussed in Note 2, Numo rented a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the year ended December 31, 2003 and the four months ended December 31, 2002, equaled $64,000 and $21,000, respectively. The 2002 rent commenced on the date of acquisition, September 3, 2002. As discussed in
Note 4, Numo has moved into a new building. Kerry's is also moving into this building. Therefore management expects to discontinue paying rent to Kerry's during the first or second quarter of 2004.

As discussed in Note 2, Numo rented a 15,000 square foot manufacturing facility from SCC for six months and a 5,000 square foot warehouse facility for three months. The term runs from June 29, 2003 and ending January 31, 2004. The aggregate rent for both facilities for the first three months was $2,000 per month and rent for the last three months was $8,500 per month.

In December 2003, Numo moved into new facilities in Kaufman, Texas. The move was completed in January 2004. The lease began on November 1, 2003 and is due to expire November 2004. The lease term begins on November 1, 2003. Rent for the first month was free, rent for months two through seven is $22,000 per month and rent for months eight through thirteen is $42,000 per month. Numo has an exclusive option and right to purchase the manufacturing facility for $2,125,000. This option must be exercised by April 30, 2004. If it is not exercised, the landlord may sell the building to another buyer, but Numo has a right of first refusal on the property.









                                    49
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LEASES - Continued

Minimum annual rental commitments under non-cancelable operating leases are as follows, in thousands:

          Year ending December 31:
                   2004                          $     452
                   2005                          $      30
                   2006                          $       -
                   2007                          $       -
                   2008                          $       -

Rent expense for non-capital leases for the years ended December 31, 2003, 2002, and 2001 was $109,000, $200,000, and $173,000, respectively.

The Company leases software for 36 months under a capital lease with Hibernia, which is recorded at $55,000 and is valued at the estimated fair value of the asset. It is amortized over the estimated useful life, which is included in depreciation expense. The lease is a leaseback of software originally purchased by Numo in 2002 and sold in 2002 to Hibernia.

During 2001, the Company entered into equipment capital lease obligations with BB&T Leasing Corporation for $354,000. The lease was personally guaranteed by Mr. Sanford. $220,000 of the leases were a leaseback of equipment originally purchased by Numo in 2000 and sold in 2001 to BB&T Leasing Corporation. The obligations under this arrangement were paid in full during 2002.

Minimum future lease payments under capital lease with Hibernia as of December 31, 2003, were as follows, in thousands:

          Year ending December 31:
                   2004                          $      19
                   2005                                 17
                   2006                                  -
                   2007                                  -
                   2008                                  -
                                                 ----------
           Net minimum lease payments                   36
           Amount representing interest                 (4)
                                                 ----------
           Present value of net minimum
              lease payments                     $      32
                                                 ==========

Interest rate on this lease is 11.22% and is imputed based on the lessor's implicit rate of return. The lease contains a bargain purchase option.

During 2003, 2002 and 2001, the Company rented warehouse space to a related party on a month-to-month basis. The lessee paid no rent during

                                    50
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. LEASES - Continued

2003 or 2002. The Company earned rental income of $27,000 during 2001. The cost of the space rented equaled $158,000 and accumulated depreciation equaled $158,000 at December 31, 2003. The related party vacated the space by June 2003.

During 2002, the Company rented warehouse space to a non-related party. The lease agreement was a short-term lease and the lessee vacated the premises before December 31, 2002. The Company earned rental income pursuant to this lease of $27,000. The cost of the space rented equaled $55,300 and accumulated depreciation equaled $55,300 at December 31, 2002.

16. GOING CONCERN

The Company had net loss of $2,544,000 and net income of $142,000 for the years ended December 31, 2003 and 2002, respectively. Also, the Company had total stockholders' equity (deficit) of $(1,453,000) and $1,085,000 and a working capital deficit of $2,514,000 and $157,000 as of December 31, 2003 and 2002, respectively. The 2003 loss is primarily due to a decrease in the gross profit caused by the inefficiency of operating out of five locations and not managing labor costs. The working capital deficit is due to the loss, the reclassification of long-term debt to short term due to non-compliance with debt covenants, and increased inventory levels. Also, the sales to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases had a negative impact on 2003 cash flow.
See Note 22 for more information regarding this return. Expansion of products lines and several years of sales growth increased the need for working capital.

These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

In response to these adverse conditions, management has implemented expense reductions, revenue enhancements and plans to reduce inventory by $1,400,000. Specifically, management has implemented staff reductions, reduced salaries of staff and management, and is taking steps aimed at reducing payroll costs by approximately $200,000 per month. Also, management is working to postpone or eliminate nonessential capital expenditures, travel, and other expenses as well as to reduce general and administrative expenses. Management plans to reduce inventory by moving to a "just in time" raw materials ordering system and finished goods manufacturing system. Management believes the staff and inventory reductions are possible due to the Company consolidating its operations into one facility. The Company has hired a workout specialist to assist the Company in cutting costs, increasing the gross margin and decreasing inventory and accounts receivable. Management believes these factors will contribute toward achieving profitability.



                                   51
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. GOING CONCERN   Continued

Management is in negotiations with Comerica regarding an extension of the terms of its debt agreement with Numo. If the extension is granted, it will relieve the Company from having to repay the debt immediately.

The Company's ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations. If these improvements are not achieved, the Company may be unable to generate sufficient cash flow to meet its obligations, and therefore, may be unable to continue operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor do they include adjustments to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

The Company incurred a net loss of $478,000 for the year ended December 31, 2001. The Company increased sales from operations during 2001 but it incurred a significant loss on the investment in ES and increased operating expenses.

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

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to guarantee that if BB.com files bankruptcy within the 24 months after June 4, 2002 or has cumulative sales less than $2.0 million for any 12 month period occurring prior to the 24 months after June 4, 2002, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors. Based on unaudited financial statements of BB.com, no conditions existed at December 31, 2003 that would require the Company to issue this promissory note.

                                    52

                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. COMMITMENTS AND CONTINGENCIES   Continued

Two lawsuits have been filed against S. Co., Inc. Based on disclosure documents of the Company, it appears that the Company owned all of the shares of S Co., Inc. and discontinued its operations and liquidated its assets in 1961. The Company has been unable to locate any records of actual ownership or disposition of the shares of S Co., Inc. stock. Both cases are multi-defendant personal injury actions alleging damages in excess of $10 million due to alleged asbestos exposure. The Company is not named in either litigation. As of June 16, 2003, default judgment on the issue of liability was entered against S. Co. In another lawsuit, the plaintiff gave notice that it will seek entry of default against S. Co. No liability has been recorded on the consolidated balance sheet at December 31, 2003, for either of these lawsuits.

18. STOCKHOLDERS' EQUITY

Changes in issued shares during the three years ended December 31, 2003, are as follows:
                                                Preferred     Common
                                                  Stock        Stock
                                                ----------  ----------
Balance at December 31, 2000                             -   9,578,670
Issuance of shares pursuant to
  investment in ES                                       -     341,184

Issuance of shares pursuant to debt
  conversion and investment in ES                        -      93,178

Issuance of shares under stock
  compensation agreement                                 -       1,000
                                                ----------  ----------
Balance at December 31, 2001                             -  10,014,032
No activity during 2002                                  -           -
                                                ----------  ----------
Balance at December 31, 2002                             -  10,014,032
Exercise of stock warrants                               -       7,500
                                                ----------  ----------
Balance at December 31, 2003                             -  10,021,532
                                                ==========  ==========

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



                                    53
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. STOCKHOLDERS' EQUITY - Continued

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

Common Stock   The holders of the Company's common stock are entitled to
one vote for each share held of record on all matters submitted to a vote of stockholders. Subject to the preferential rights of any issued and outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available. Holders of common stock have no preemptive rights and no rights to convert their shares of common stock to any other securities of the Company or any other party.

The Company did not declare or pay any cash dividends during the past three years. The applicable provisions of the Business Corporation Act of Illinois, the Company's jurisdiction of incorporation, limit the payment of dividends to an amount equal to the difference between the assets of a corporation and its liabilities. The Company has no present plan for the payment of any dividends.

Changes in Issued Shares and in Paid-In Capital - On May 14, 2001, the board of directors approved an amendment to the articles of incorporation reducing the par value of its preferred and common stock from $1.00 to $.01 per share and increasing the number of authorized shares of common stock from 10 million to 30 million. As a result of the reduction in par value, the common stock account was reduced by $9,821,000 and the additional paid in capital account was increased by the same amount in the accompanying Consolidated Statement of Changes in Stockholders' Equity for 2001. This change was filed with the State of Illinois on October 2, 2001.

Warrants   During 2000, the board of directors approved the issuance of
7,500 warrants to a related party, which allows the holder to purchase one share of common stock at $.25 per share for each warrant held. These warrants were exercised on February 20, 2003 and 7,500 shares of common stock were issued in March 2003. No warrants were issued during 2003, 2002, or 2001.

19. INVESTMENT IN CORPORATION

The Company's investment in a corporation consists of its interest in BB.com, which was formed in 1999. Due to the issuance of stock by BB.com during 2002 and 2001, the Company's investment in the outstanding common stock of BB.com was reduced from 41% to approximately to 17.94% by

                                   54
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INVESTMENT IN CORPORATION - Continued

December 31, 2003. The Company accounts for this investment by the equity method. The equity method is used, even though the percentage ownership is less than 20%, because the Company's management believes it can exert significant influence over BB.com, based on its ownership interest and its relationship with BB.com's management. Accordingly, at December 31, 2003 and 2002, the Company's balance in this investment is zero due to losses incurred by BB.com in excess of the Company's investment balance. The Company's share of unrecognized losses related to its investment in BB.com for the years ending December 31, 2003 and 2002 were $32,000 and $106,000, respectively. Summarized financial information as of and for the years ended December 31, 2003 and 2002 is as follows:

Condensed Statement of Earnings Information, in thousands:

                                                    2003         2002
                                                 ----------   ----------
  Net sales                                     $     4,755  $     5,378
                                                ===========  ===========
  Gross profit                                  $     1,422  $     1,178
                                                ===========  ===========
  Net loss                                      $      (177) $      (593)
                                                ===========  ===========

Condensed Balance Sheet, in thousands:              2003         2002
                                                 ----------   ----------
  Current assets                                $     1,104  $     1,245
  Non current assets                                     64          100
                                                 ----------  -----------
                                                $     1,168  $     1,345
                                                ===========  ===========

  Current liabilities                           $       626  $       555
  Non-current liabilities                               140           75
  Stockholders' equity                                  402          715
                                                -----------  -----------
                                                $     1,168  $     1,345
                                                ===========  ===========

20. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
NONFINANCIAL ENTITY

The Company uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and short-term investments   The carrying amount approximates fair
value because of the short-term maturity of those instruments.



                                    55
                WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
NONFINANCIAL ENTITY - Continued

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

The estimated fair values of the Company's financial instruments are as follows:
                                          December 31,
                                         (in thousands)
                                 2003                       2002
                          ------------------         -----------------
                          Carrying     Fair          Carrying     Fair
                           Amount      Value          Amount      Value
                          --------    -------       ---------    -------
Cash and short-term
  investments             $    224    $   224        $   447     $   447
Accounts receivable,
  net of allowance
  for doubtful
  accounts                $  2,540    $ 2,540        $ 2,960     $ 2,960
Long-term
  investments             $     30    $    52        $    32     $    52
Accounts payable          $  2,990    $ 2,990        $ 1,473     $ 1,473
Short-term
  borrowings              $  3,926    $ 3,926        $ 2,624     $ 2,624
Notes payable to
  others                  $    988    $   988        $   996     $   996

The Company determined the estimated fair value amounts by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in

                                    56
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS BY A
NONFINANCIAL ENTITY - Continued

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

21. NON-CASH INVESTING AND FINANCING ACTIVITIES

As discussed in Note 2, during 2003, the Company purchased certain assets of SCC in exchange, partially, for debt. The non-cash portion of this transaction totaled $310,000.

In 2003, 2002, and 2001, unrealized gains (losses) of $(2,000), $3,000 and $(23,000), respectively, on investments classified as available-for-sale were reported as other comprehensive income. Also reported as other comprehensive income, as discussed in Note 13, was pension liability income (expense) of $6,000 and $(120,000) for 2003 and 2002, respectively, stemming from minimum liability adjustments. In 2002, the adjustment was the difference between a minimum pension liability and an intangible asset for unrecognized prior service costs.

As discussed in Note 3, the Company wrote down inventory by $342,000 based on the market value of certain Wal-Mart items.

As discussed in Note 6, in 2001, the Company recognized a loss of $500,000 due to the permanent impairment of its investment in ES.

As discussed in Note 18, in 2001 the Company issued common stock pursuant to debt conversion and its related accrued interest. This accrued interest generated $2,000 in expense. Common stock of $900 and additional paid in capital of $102,000 was recorded in connection with this conversion.

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




                                    57
               WILSON BROTHERS USA, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. NON-CASH INVESTING AND FINANCING ACTIVITIES   Continued

As discussed in Note 17, in 2002, the Company settled the lawsuit regarding rent due for Houze West. A note payable was issued in satisfaction of the accrued rent due.

As discussed in Note 2, in 2002, Numo purchased the assets of Kerry's in exchange for $7,000 a month for 105 months.

During 2002, the Company converted $10,000 in notes receivable to stock of the issuing company. The Company also wrote-off $5,000 in uncollectible notes receivable in 2002.

22. SALES RETURNS

During the last quarter of 2002, the Company had material sales to a single customer, Wal-Mart. During the first quarter of 2003, Wal-Mart returned an estimated $1,292,000 of the merchandise it had purchased during 2002. The Company was required to refund to Wal-Mart $1,292,000 related to these sales and financed this refund by selling the inventory, obtaining financing from a bank, and negotiating an extended payment plan with Wal-Mart. At December 31, 2002, the Company reversed these sales and recorded $365,000 in deferred gross profit related to the Wal-Mart sales to reserve for this refund. At December 31, 2002, the Company had $391,000 in accounts receivable related to Wal-Mart sales, which partially offset the amount due to Wal-Mart in 2003.

23. FOURTH QUARTER ADJUSTMENTS

As discussed in Note 4, in December 2003, Numo accelerated depreciation then wrote off leasehold improvements related to the Mesquite property. The amount of the additional depreciation was $66,000 and the assets written off totaled $78,000.

During the fourth quarter, Numo posted an entry equaling $61,000 to increase the allowance for doubtful accounts to approximately 9.6% of accounts receivable. The original amount was approximately 6.9% of accounts receivable.

24. SUBSEQUENT EVENTS

In January 2004, Numo completed its move into new facilities in Kaufman, Texas, which began in December 2003. The lease is due to expire November 2004. Management plans to purchase the building or extend the lease.
The lease on the Mesquite property is due to expire in April 2004.

In January 2004, Mr. Zanin loaned WBSC $10,000 which was repaid, in full, in February 2004.

The $25,000 receivable from BB.com was paid in full in February 2004.

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A   Controls and Procedures

As required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concludes that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods required by the Securities and Exchange Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III


Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders. Information on the Company's executive officers is included in Part I of this report under the caption "Executive Officers".

Item 10 - Executive Compensation.

     This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders.

Item 11 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders.

Item 12 - Certain Relationships and Related Transactions.

This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders.

Item 13 - Exhibits and Reports on Form 8-K.

(a) The exhibits required by Item 601 of Regulation S-B are listed below. Management contracts are compensatory plans or arrangements are listed in Exhibit 10.3.

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2003.

(c)   Financial Statement Schedule:

      II.   Valuation and Qualifying Accounts - Three years ended
December 31, 2003


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

10.1 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            May 14, 2001

10.2 Comerica Bank of Texas Promissory Notes for Numo's Line of Credit and Term Note and April 12, 2002 Amendment incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 14, 2002

10.3        Wilson Brothers USA, Inc. 2003 Equity Incentive Plan. *

10.4        Investor Rights Agreement dated June 4, 2002 among
            BargainBuilder.com and certain investors incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002

10.5 Note Agreement and Open End Mortgage between Houze Glass Corporation and Citizens Bank dated December 14, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002

10.6        Master Revolving Note and Second Amendment to Credit
            Agreement between Numo Manufacturing, Inc and Comerica
            Bank of Texas dated August 20, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2002

10.7 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
            September 03, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            November 13, 2002

10.8        Master Revolving Note, Third Amendment to Credit
            Agreement and First Amendment to Advance Formula
            Agreement between Numo Manufacturing, Inc. and Comerica Bank of Texas dated July 10, 2003, incorporated by
            Reference from the Company's Quarterly Report on Form
            10-QSB filed on August 13, 2003

10.9 Commercial Lease Agreement between Numo Manufacturing, Inc. and CHF Industries, Inc. dated October 20, 2003 Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share  Five Years Ended December 31, 2003 *

21.1        Subsidiaries of Wilson Brothers USA, Inc *

24.1        Power of Attorney (included on signature pages hereto)*

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

____________________
*  being filed herewith.


Item 14  Principal Accountant Fees and Services.

This information is incorporated by reference from our definitive proxy statement to be filed with respect to the 2004 Annual Meeting of Stockholders.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILSON BROTHERS USA, Inc.
Dated: March 30, 2004                  By: /s/ John H. Sanford
                                           -----------------------
                                              John H. Sanford
                                              Chief Executive Officer
                                              and Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frank J. Zanin, Jr. his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Date                     Signature                  Titles
------                 --------------            --------------
March 30, 2004    /s/John H. Sanford        Chief Executive Officer,
                  ----------------------    Chief Financial Officer and
                     John H. Sanford        Director(Principal Executive
                                            Officer, Principal Financial
                                            Officer and Principal
                                            Accounting Officer)

March 30, 2004   /s/ Michael E. Hicks       Director
                  ----------------------
                     Michael E. Hicks

March 30, 2004   /s/ Brett R. Smith         Director
                  ----------------------
                     Brett R. Smith

March 30, 2004   /s/ David N. Stedman       Director
                  ----------------------
                     David N. Stedman

March 30, 2004   /s/ Peter T. Valinski      Director
                  ----------------------
                     Peter T. Valinski
                                    63

INDEX TO FINANCIAL STATEMENT SCHEDULES
                                                               Page
                                                               ----
Valuation and Qualifying Accounts   Three years
ended December 31, 2003                                         64


Schedule II
              WILSON BROTHERS USA, INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
                  Three years ended December 31, 2003

                                          Additions
                              Balance at  charged to Deductions   Balance
                              beginning   costs and     from       at end
Description                    of year    expenses    reserves    of year
----------------------        ---------   --------    --------    -------

Year ended December 31, 2003:
  Receivables   allowance
  for doubtful accounts       $320,000    $200,000    $260,000   $260,000
                              ========    ========    ========   ========
Year ended December 31, 2002:
  Receivables   allowance
  for doubtful accounts       $195,000    $232,000    $107,000   $320,000
                              ========    ========    ========   ========
Year ended December 31, 2001:
  Receivables   allowance
  for doubtful accounts       $174,000    $210,000    $189,000   $195,000
                              ========    ========    ========   ========

























                                    64
                           Exhibit Index

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

10.1 Promissory Note between Sanford ESI, LLC and the Company dated January 19, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            May 14, 2001

10.2 Comerica Bank of Texas Promissory Notes for Numo's Line of Credit and Term Note and April 12, 2002 Amendment incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on May 14, 2002

10.3        Wilson Brothers USA, Inc. 2003 Equity Incentive Plan. *

10.4        Investor Rights Agreement dated June 4, 2002 among
            BargainBuilder.com and certain investors incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002

10.5 Note Agreement and Open End Mortgage between Houze Glass Corporation and Citizens Bank dated December 14, 2001 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on August 14, 2002

10.6        Master Revolving Note and Second Amendment to Credit
            Agreement between Numo Manufacturing, Inc and Comerica
            Bank of Texas dated August 20, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2002

                                    65


10.7 Asset Purchase Agreement between Numo Manufacturing, Inc and Kerry Turner d/b/a Kerry's Etcetera dated
            September 03, 2002 incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on
            November 13, 2002


10.8        Master Revolving Note, Third Amendment to Credit
            Agreement and First Amendment to Advance Formula
            Agreement between Numo Manufacturing, Inc. and Comerica Bank of Texas dated July 10, 2003, incorporated by
            Reference from the Company's Quarterly Report on Form
            10-QSB filed on August 13, 2003

10.9 Commercial Lease Agreement between Numo Manufacturing, Inc. and CHF Industries, Inc. dated October 20, 2003 Incorporated by reference from the Company's Quarterly Report on Form 10-QSB filed on November 13, 2003

11.1        Computation of Earnings (Loss) per Common and
            Equivalent Share   Five Years Ended December 31, 2003 *

21.1        Subsidiaries of Wilson Brothers USA, Inc *

24.1        Power of Attorney (included on signature pages hereto)*

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

____________________
*  being filed herewith.


















                                    66
Exhibit 10.3
-------------

WILSON BROTHERS USA, INC.

2003 EQUITY INCENTIVE PLAN


1. Purposes of the Plan. The Wilson Brothers USA, Inc. 2003 Equity Incentive Plan (the "Plan") has been established by Wilson Brothers USA, Inc. (the "Company") to (i) attract and retain persons eligible to participate in the Plan; (ii) motivate such persons, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other, similar companies; and (iv) further identify participants' interests with those of the Company's other stockholders through compensation based upon the Common Stock and thereby promote the long-term financial interests of the Company and its Subsidiaries. Options granted under the Plan may be Incentive Stock Options or Nonqualified Stock Options, as determined by the Administrator at the time of grant. Stock Purchase Rights may also be granted under the Plan.

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

                                    67
(k) "Exchange Act" means the Securities Exchange Act of 1934, as amended.
(l) "Fair Market Value" means, as of any date, the value of Common Stock determined as follows:
(i)If the Common Stock is listed on any established stock exchange or a national market system, including, without limitation, the Nasdaq National Market or The Nasdaq Small Cap Market of The Nasdaq Stock Market, or if the Common Stock is listed on the OTC Bulletin Board service, its Fair Market Value shall be the closing sales price for the Common Stock (or the closing bid, if no sales were reported) as quoted on such exchange or system, or on such service, on the last market trading day prior to the date of determination, as reported in The Wall Street Journal, or such other source as the Administrator deems reliable;
(ii)If the Common Stock is regularly quoted by a recognized securities dealer but selling prices are not reported, its Fair Market Value shall be the mean between the high bid and low asked prices for the Common Stock on the last market trading day prior to the date of determination; or
(iii)In the absence of an established market for the Common Stock, the Fair Market Value thereof shall be determined in good faith by the Administrator.
(m)   "Grantee" means a grantee of an Option or a Stock Purchase Right.
(n) "Incentive Stock Option" means an Option intended to qualify as an "incentive stock option" within the meaning of Section 422 of the Code.
(o) "Nonqualified Stock Option" means an Option not intended to qualify as an Incentive Stock Option.
(p) "Notice of Grant" means a notice to a Grantee of the key terms of an Option or Stock Purchase Right (e.g., the Option type, number of Shares, exercise price, vesting and expiration date, etc.). The Notice of Grant may be in written or electronic form (including in the form of one or more electronic screens displaying the details of an Option or Stock Purchase Right) and shall be deemed to be part of the Option Agreement or the Restricted Stock Purchase Agreement.
(q)   "Option" means a stock option granted pursuant to the Plan.
(r) "Option Agreement" means the written agreement between the Company and an Optionee setting forth the terms and conditions of an Option.
(s) "Optionee" means the holder of an outstanding Option granted under the Plan.
(t) "Parent" means a "parent corporation," whether now or hereafter existing, as defined in Section 424(e) of the Code.
(u) "Restricted Stock" means unvested Shares acquired pursuant to a Stock Purchase Right granted under Section 11 below.
(v) "Restricted Stock Purchase Agreement" means the written agreement between the Company and the grantee of a Stock Purchase Right setting forth the terms and conditions of a purchase of Restricted Stock.
(w) "Rule 16b-3" means Rule 16b-3 under the Exchange Act or any successor thereto.
(x)   "Service Provider" means an Employee, Director or Consultant.
(y) "Share" means a share of Common Stock, as adjusted in accordance with Section 13 below.
(z) "Stock Purchase Right" means a right to purchase Common Stock pursuant to Section 11 below.

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

(c) Rights as a Stockholder. Until Shares subject to Options are issued (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company), Optionees shall have no right to vote or receive dividends or any other rights as stockholders with respect to such Shares. The Company shall issue (or cause to be issued) Shares promptly after Options are exercised. No


                                    72
adjustment shall be made for dividends or other rights for which the record date is prior to the date Shares are issued, except as provided in
Section 13 hereunder. The exercise of an Option shall decrease the number of Shares thereafter available under the Plan and under the Option by the number of Shares as to which the Option is exercised.

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

11.    Stock Purchase Rights.

(a) Rights to Purchase. Stock Purchase Rights may be issued either alone, in addition to, or in tandem with other awards granted under the Plan and/or cash awards made outside of the Plan. The terms of a Stock Purchase Right shall be set forth in the Notice of Grant, including the number of Shares, the vesting schedule, the purchase price and the time within which the vesting the Grantee must exercise the Stock Purchase



                                    73
Right. The terms of a Stock Purchase Right shall comply in all respects with Applicable Laws. As a condition of the exercise of a Stock Purchase Right, the Grantee shall sign a Restricted Stock Purchase Agreement in a form approved by the Administrator.

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

13. Effect of Changes in Capitalization. Subject to any required action by the stockholders of the Company, the number of Shares covered by each outstanding Option and Stock Purchase Right, the number of Shares that have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been returned to the Plan upon cancellation or expiration of Options, as well as the price per Share covered by each outstanding Option and Stock Purchase Right and the repurchase price of unvested Shares purchased upon exercise of Stock Purchase Rights, shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from a stock split, reverse stock split, stock dividend, split-up, spin-off, combination, exchange or reclassification of the Common Stock, or any other increase or decrease in the number of issued Shares effected without receipt of consideration by the Company. The conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." The Board shall make any such adjustment, and the Board's determination in that respect shall be final,


                                    74
binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of Shares subject to Options or Stock Purchase Rights.

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

(ii)The stockholders of the Company approve a merger, share exchange, consolidation or reorganization involving the Company and any other corporation or other entity that is not controlled by the Company, as a result of which less than fifty percent (50%) of the total voting power of the outstanding voting securities of the Company or of the successor corporation or entity after such transaction are held in the aggregate by the holders of the Company's voting securities immediately prior to such transaction; or

(iii)The stockholders of the Company approve a liquidation or dissolution of the Company, or the sale or other disposition by the Company of all or substantially all of the Company's assets to any Person (other than a transfer to a Subsidiary of the Company).

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





                                    75
(ii)Except as otherwise determined by the Administrator, in the event that the Acquiring Corporation does not assume or substitute for outstanding Options and Stock Purchase Rights, the Administrator shall notify Grantees in writing that outstanding Options and Stock Purchase Rights shall remain outstanding and exercisable for no less than fifteen
(15) days from date of such notice and shall terminate upon the later of the expiration of such fifteen (15)-day period or upon the consummation of the Change in Control.

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






                                    76
18. Reservation of Shares. During the term of the Plan, the Company shall at all times reserve and keep available a number of Shares sufficient to satisfy the requirements of the Plan.



19. Stockholder Approval. The Plan shall be submitted to the stockholders of the Company for approval, which approval shall be obtained in accordance with Applicable Laws within twelve (12) months of the adoption of the Plan by the Board.














































                                    77
Exhibit 11.1
-------------

                 Wilson Brothers USA, Inc. and Subsidiaries
       Computation of Earnings (Loss) per Common and Equivalent Share
                     Five Years Ended December 31, 2002
                  (In thousands, except per share amounts)

                                    2003    2002    2001    2000    1999
                                    ----    ----    ----    ----    ----
Income (loss) from
   continuing operations         $(2,544)   $142   $(478)   $930    $249
Add: Interest on convertible
     note payable                     --      --      --     --       *
                                    ----    ----    ----    ----    ----

     Adjusted net income (loss)  $(2,544)   $142   $(478)   $930    $249
                                    ====    ====    ====    ====    ====

Weighted average Common Stock and
   common stock equivalents:

Common Stock                      10,022  10,014   9,901   9,425   3,827
Conversion of note payable,
   including interest thereon         --      --      --      --     --
Issuable pursuant to a loan
   origination fee                    --      --      --      --     --
                                    ----    ----    ----    ----    ----

Diluted                           10,022  10,014   9,901   9,425   3,827
                                   =====   =====   =====   =====   =====

Earnings (loss) per common and
   equivalent share:

          Basic                   $(0.25)  $0.01  $(0.05)  $0.10   $0.07
                                    ====    ====    ====    ====    ====

          Diluted                 $(0.25)  $0.01  $(0.05)  $0.10   $0.07
                                    ====    ====    ====    ====    ====

*Antidilutive














                                    78

Exhibit 21.1
--------------
                   Subsidiaries of Wilson Brothers USA, Inc.

                            State of Incorporation/
Name                             Organization
-----------                      ------------

Houze Glass Corporation           Pennsylvania
Numo Manufacturing, Inc.          Texas
Wilson Brothers SC, Inc.          South Carolina
Third Solution, Inc. (1)          South Carolina

(1)Inactive Subsidiary









































                                    79
Exhibit 31.1
------------

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

        Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

    I, John H. Sanford, certify that:

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-
47986.]
      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


                                    80
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 30, 2004
      ---------------------


/s/ John H. Sanford
---------------------------
John H. Sanford
Chief Executive Officer and
Chief Financial Officer
























                                    81

Exhibit 32.1
-------------

Wilson Brothers USA, Inc.
Certification Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Sanford, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John H. Sanford
------------------------------------
John H. Sanford
Chief Executive Officer
and Chief Financial Officer
March 30, 2004


     This certification is being furnished solely to accompany the Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Report, irrespective of any general incorporation language contained in such filing.
      A signed original of this written statement required by
Section 906, or other documents authenticating, acknowledging, or otherwise adopting the signature that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.






                                    82