Form 10QSB
period 2004-03-31
WILSON BROTHERS USA INC
filed 2004-05-17
CIK 107469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-QSB

(X)     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2004

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


                           1072 U.S. Highway 175
                            Kaufman, Texas 75142
                  (Address of principal executive offices)

Issuer's telephone number:                        (972) 962-5414

                        24 Gadsden Street, Suite C
                      Charleston, South Carolina 29401
                  (Former name, former address and former
                 fiscal year, if changed since last report)


                              10,021,532
(Number of shares of Common Stock, par value $0.01 per share, outstanding as of May 12, 2004)

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)










                 Wilson Brother USA, Inc and Subsidiaries

                                   Index

Part I.     FINANCIAL INFORMATION                                    Page

   Item 1.  Financial Statements and Notes to Financial Statements

          a)Consolidated Balance Sheets as of March 31, 2004           3
            (unaudited) and December 31, 2003

          b)Statements of Operations for the Three Months and          5
            Three Months Ended March 31, 2004 and 2003 (unaudited)

          c)Statement of Changes in Stockholders Equity for the        6
            Period Ended March 31, 2004 (unaudited)

          d)Statements of Cash Flows for the Three Months Ended        7
            March 31, 2004 and 2003 (unaudited)

          e)Notes to Financial Statements (unaudited)                  8

   Item 2.  Management's Discussion and Analysis of Financial         22
            Condition and Results of Operations

   Item 3.  Controls and Procedures                                   25

Part II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                         25

   Item 2.  Changes in Securities                                     25

   Item 3.  Defaults Upon Senior Securities                           26

   Item 4.  Submission of Matters to a Vote of Securities Holders     26

   Item 5.  Other Information                                         26

   Item 6.  Exhibits and Reports on Form 8-K                          26

   Signatures                                                         28














                                    2
Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Wilson Brothers USA, Inc. and Subsidiaries
                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                               March 31,     December 31,
                                                 2004           2003
                                             ------------   -------------
          Assets                                   (In thousands)
Current assets:
    Cash and cash equivalents                 $      118     $       224
    Receivables, less allowance of
     $209,000 in 2004 and $260,000 in 2003         3,036           2,540
    Inventories                                    2,804           2,920
    Prepaid advertising and trade shows              187             121
    Other                                            150             113
                                             ------------    ------------
         Total current assets                      6,295           5,918
                                             ------------    ------------
Goodwill                                             487             487
Trademark                                             61              61
Non-compete agreement, less accumulated
    amortization of $38,000 in 2004 and
    $29,000 in 2003                                   62              71
Properties and Equipment, at cost less
  accumulated depreciation of
  $3,027,000 in 2004 and $2,947,000 in 2003        1,302           1,271
Other non-current assets                             116             110
                                              -----------    ------------
                                              $    8,323     $     7,918
                                              ===========    ============
        Liabilities and Stockholders' Deficit
Current liabilities:
    Short-term debt                           $    3,926     $     3,926
    Current portion of notes payable                 475             499
    Short-term portion of obligation under
      capital leases                                  19              19
    Trade accounts payable                         3,612           2,990
    Accrued salaries and
     other employee costs                            315             361
    Accrued interest due others                        9              11
    Other current liabilities                        633             626
                                              -----------    ------------
          Total current liabilities                8,989           8,432
                                              -----------    ------------

Notes payable to others                              485             489
Obligations under capital leases                      12              17
Non-current portion of pension liability             295             295
Other liabilities                                    138             138
                                              -----------    ------------
                                                     930             939
                                              -----------    ------------

                                    3
Commitments and Contingencies

Stockholders' Equity
  Preferred stock, $.01 par value, authorized
    5,000,000 shares; none issued                      -              -
  Common stock, $.01 par value,
    authorized 30,000,000 shares; issued and
    outstanding 10,021,532 shares in 2004
    and in 2003                                      100            100
Capital in excess of par value                    14,850         14,850
Accumulated other comprehensive income              (131)          (136)
Accumulated deficit                              (16,415)       (16,267)
                                                 ---------    ---------
                                                  (1,596)        (1,453)
                                                 ---------    ---------
     Total Liabilities and Stockholders' Equity  $ 8,323      $   7,918
                                                 =========    =========


See accompanying notes to consolidated financial statements.




































                                    4
               Wilson Brothers USA, Inc. and Subsidiaries
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                          For the Three Months
                                             Ended March 31,
                                            2004       2003
                                          --------   ---------
                                  (In thousands except per share amounts)

Net sales                                $  4,892   $  4,372

Cost of sales                               3,667      3,497
                                          --------   --------
Gross profit                                1,225        875

Selling, general and
administrative expenses                     1,274      1,354
                                          --------   --------

Loss from operations                          (49)      (479)
                                          --------   --------
Other expense:
  Interest expense                             64         39
  Other, net                                   35         21
                                          --------   --------
                                               99         60
                                          --------   --------
    Loss from
     operations before provision
     for income taxes                        (148)      (539)
                                          --------   --------
Income tax provision (benefit)                  -          -
        Net loss                             (148)      (539)
                                          ========   ========
Loss per share
    Basic                                $  (0.02)  $  (0.05)
    Diluted                              $  (0.02)  $  (0.05)



See accompanying notes to consolidated financial statements.













                                    5


                 Wilson Brothers USA, Inc. and Subsidiaries
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE PERIOD ENDED MARCH 31, 2004
                               (Unaudited)
                              (In thousands)

                                         Accumu-
                                          lated                  Total
                                          Other                  Stock-
                             Capital in  Compre-    Accumu-     holders'
                    Common   Excess of   hensive    lated       Equity
                    Stock    Par Value   Income     Deficit    (Deficit)
                   -------   ---------   -------   ---------   --------
Balance 12/31/02   $   100  $   14,839   $  (140)  $ (13,723)  $  1,076
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -      (2,544)    (2,544)

Unrealized Loss          -           -        (2)          -         (2)

Exercise of warrants     -           2         -           -          2

Closure of consoli-
dated subsidiary         -           9         -           -          9

Additional pension
liability adjustment     -           -         6           -          6
                   -------   ---------   -------   ---------   --------
Balance 12/31/03   $   100   $  14,850   $  (136)  $ (16,267)  $ (1,453)
                   -------   ---------   -------   ---------   --------
Net loss                 -           -         -        (148)      (148)

Unrealized Gain          -           -         5           -          5

                   -------   ---------   -------   ---------   --------
Balance 3/31/04    $   100  $   14,850   $  (131)  $ (16,415)  $ (1,596)
                   =======   =========   =======   =========   ========

















                                    6


                 Wilson Brothers USA, Inc. and Subsidiaries
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                   For the Three Months
                                                    Ended March 31,
                                                   2004            2003
                                                      (In thousands)
Cash flows from operating activities:
   Net loss                                       $   (148)      $  (539)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
   Minority Interest                                     -            (9)
   Depreciation and amortization                        96            91
   Decrease (increase) in receivables                 (445)          464
   Provision for losses on accounts receivable         (52)           (1)
   Decrease (increase) in inventories                  116        (1,064)
   Increase in prepaid advertising and trade shows     (66)         (223)
     shows
   Increase in other current assets                    (37)          (66)
   Increase in accounts payable                        623         1,623
   Decrease in accrued salaries and
      other current liabilities                        (41)         (221)
   Deferred gross profit on estimated returns            -          (365)
                                                  --------       --------
   Net cash provided by (used in)
      operating activities                              46          (310)
                                                  --------       --------
Cash flows used in investing activities:
   Purchase of fixed assets                           (120)          (30)
                                                  --------       --------
   Net cash used in
      investing activities                            (120)          (30)
                                                  --------       --------
Cash flows from financing activities:
   Repayments of long-term debt                        (28)          (52)
   Repayment of obligations under capital leases        (4)           (4)
   Proceeds from stock issuance                          -             2
   Net increase in lines of credit                       -           153
   Proceeds from short-term debt                        10            50
   Repayments of short-term debt                       (10)          (58)
                                                  --------       --------
   Net cash provided by (used in)
      financing activities                             (32)           91
                                                  --------       --------
Net decrease in cash and equivalents      	      (106)         (249)
Cash and equivalents at beginning of period            224           447
                                                  --------       --------
Cash and equivalents at end of period             $    118       $   198
                                                  ========       ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest         $     66       $    52
                                                  ========       ========

See accompanying notes to consolidated financial statements.

                                    7

                Summary of Significant Accounting Policies

 (1)  Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by Wilson Brothers USA, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of March 31, 2004, the Company had four wholly-owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS"). During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West
LLC ("Houze West").  In December of 2002 Houze West was dissolved.   The
Company had transferred all of the operations of Houze West to Houze as of December 31, 1998. In addition as, of March 31, 2004, the Company had a 17.94% interest in BargainBuilder.com, Inc. ("BB.com"), which is accounted for under the equity method due to the Company's influence over BB.com.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Reclassifications The Company reclassed $121,000 from other current assets to prepaid advertising and trade shows to conform to the current year presentation.

                                    8
Employee Stock Based Compensation

The Company has adopted Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". The Company measures compensation costs under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. For the three months ended March 31, 2004, no options were granted.

Loss per Share

Loss per share has been calculated using the weighted average number of outstanding shares of common stock of 10,021,532 and 10,016,615 for March 31, 2004 and March 31, 2003, respectively.

Concentrations

The Company maintains cash balances at financial institutions where accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2004 and December 31, 2003, the Company had $162,000 and $397,000, respectively, on deposit in excess of insured limits.

Approximately 65% and 52% of the Company's total debt as of March 31, 2004 and December 31, 2003, respectively, is under Numo's debt agreements with Comerica Bank, a Michigan banking corporation and successor by merger to Comerica Bank Texas ("Comerica"). If Comerica decides to demand the outstanding balance from Numo, this action will have a material adverse effect on the Company.

Approximately 10% of net sales were to Wal-Mart Stores, Inc. ("Wal-Mart") for the quarter ended March 31, 2004.

Other Information

Depreciation and amortization expense was $96,000 and $91,000 for the quarters ending March 31, 2004 and 2003 respectively. Rent expense was $112,000 and $83,000 for the quarters ending March 31, 2004 and 2003 respectively.

 (2)  Federal Income Taxes

The Company's effective tax rate in the first quarter of fiscal 2004 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.
                   For the Quarter Ended March 31, 2004
                             (In thousands)
Loss before income taxes                    $    (148)
Statutory Rate                                     35%
                                             --------
Total computed tax benefit                        (52)


                                    9
Valuation allowance adjustment                     62

Permanent differences and other                     2

Adjustment of Prior Year Accruals                 (12)
                                             --------
                                                    0
                                             ========
 (3)  Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

                                            March 31,      December 31,
                                              2004            2003
                                           -----------     -----------
                                                 (In thousands)
     Raw materials                         $    2,136        $   2,121
     Work in process                              285              282
     Finished goods                               612              746
                                            ---------         --------
                                           $    3,033        $   3,149
     Reserve                                     (229)            (229)
                                            ---------         --------
                                           $    2,804        $   2,920
                                            =========         ========


 (4)  Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At March 31, 2004 and 2003, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry's Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended March 31, 2004 and 2003.

On July 29, 2003, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Shamrock Cake Company, Inc. The agreement is for a period of three years from July 29, 2003, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended March 31, 2004.



                                    10
On December 31, 2002, the Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Effective July 1, 2003, the Company froze this plan. Pursuant to SFAS 88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company wrote off the $72,000 asset during the third quarter of 2003.

 (5)  Short-term Borrowings

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

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by John H. Sanford, the Company's Chief Executive Officer, Chief Financial Officer and Director, and are collateralized by all of Houze's equipment, inventory and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze was not in compliance with some of these covenants. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt.

As of March 31, 2004, the Houze's outstanding balance on the line is $575,000. The bank may call this demand line of credit at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

During 2002, Numo executed a revolving line of credit with Comerica under which Numo can borrow up to $2,500,000. Interest was at Comerica's prime rate. Advances were collateralized by Numo's accounts receivable and inventory and were guaranteed by the Company. Advances were limited to 80% of Numo's under 90-day accounts receivable and 50% of its raw materials inventory. Comerica charged a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term.



                                    11
On July 10, 2003, Numo amended its Master Revolving Note, Credit Agreement (Third Amendment) and Advance Formula Agreement (First Amendment) with Comerica. The amendments increased the line of credit available to Numo from $2,500,000 to $3,000,000, adjusted the debt to effective tangible net worth ratio, and expanded the definition of eligible inventory to include some finished goods.

The amendments required Numo maintain a debt to effective tangible net worth ratio as of June 30, 2003 of not more than 5.00 to 1.00; as of September 30, 2003, of not more than 3.50 to 1.00; and as of the end of each fiscal quarter thereafter, of not more than 2.50 to 1.00.

The amendments also allowed Numo to include as eligible inventory in its borrowing base finished goods of $450,000 from the date of the amendments until November 29, 2003; and finished goods of $250,000 until December 30, 2003. After December 30 2003, finished goods were not included in the definition of eligible inventory.

The line expired March 1, 2004. Numo executed a Forbearance and Loan
Modification Agreement with Comerica effective March 1, 2004.   In the
agreement Comerica agreed that it would not accelerate the maturity of any of Numo's notes or commence any lawsuit or any foreclosure proceedings with respect to Numo's Security Agreement until May 1, 2004 even though Numo is not compliant with three of its debt covenants and is under collateralized. In the agreement Numo's interest rate was increased to Comerica's prime rate plus 2.50%.

As of March 31, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica to extend its credit agreement for an additional year from May 1, 2004. If an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $256,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at March 31, 2004. If Comerica decides to demand the outstanding balances owed, this action will have a very material adverse effect on the Company.





Additional short-term borrowings include:

                                               March 31,     December 31,
                                                 2004            2003
                                              -----------     -----------
                                                   (In thousands)

Line of credit at Houze  (see above)         $     575        $    574

Line of credit at Numo   (see above)             2,893           2,893




                                    12
Note payable to Big Tree Road, LLC, a related
party, principal due upon maturity of the
note.  The loan was due to mature on July
18, 2003.  On July 7, 2003, Big Tree Road,
LLC, extended the maturity date to July 18,
2004 and the Company agreed to reduce the
principal balance by $5,000 per month over
the next 12 months. Interest is payable monthly
at 4% plus prime.  The loan is personally
guaranteed by Mr. Sanford and collateralized
by his 3% interest in Blind John, LLC and
972,326 shares of the Company's common stock.      448             448

Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.      10              11

                                              ---------        --------

   Total short-term borrowings               $   3,926         $ 3,926
                                              =========        ========




(6)  Notes Payable to Affiliates and Others

Long-term debt consists of the following:
                                               March 31,     December 31,
                                                 2004            2003
                                              -----------     -----------
                                                   (In thousands)
Note payable to Comerica.  Principal payments
of $3,949 payable monthly, plus interest
at the bank's prime rate.  Effective March 1, 2004
interest is at the bank's prime rate plus 2.5%. The
note matures on March 1, 2009.  The original
liability totaled $332,000.  The note is secured
by all of the Company's receivables, inventory and
equipment and is guaranteed by the Company.         236         248

Equipment line of credit with Comerica, under
which Numo can borrow up to $250,000.  The line
can only be used to purchase equipment. Principal
payments of $2,137 payable monthly, plus interest.
Effective March 1, 2004 interest is at the bank's prime
rate plus 2.5%. Advances on the line are limited
to 80% of the equipment's purchase price.  The
line is guaranteed by the Company and secured by new
equipment purchased, which equaled $160,000 at
March 31, 2004 and December 31, 2003. The note
matures in October 2007.                              92          98





                                    13
Note to Suncrest Commerce Center LLC
("Suncrest")in satisfaction of Houze West
lease liability. The original liability
totaled $150,000. Principal payments of $25,000
plus interest at 7% are due annually.  Secured
by letter of credit at Numo for $80,250, which
expires in January 2005, to be renewed annually
at a decreased amount through January 2007.  The
line names Suncrest as beneficiary.  This letter
of credit remained unused at March 31, 2004.         75          75


Liability pursuant to purchase agreement with
Kerry's Etcetera (see Note 8 below) whereby
Numo pays the previous owner, Kerry Turner,
$7,000 per month for 105 months.  The original
liability totaled $735,000.  The present value
of these payments was calculated at Numo's
current borrowing rate of 4.75% and originally
equaled $600,433.  The discount is being
amortized over 105 months, the term of the
liability.  The balance shown is net of the
unamortized discount of $110,000 at March
31, 2004 and $114,000 at December 31, 2003. This
debt is subordinate to the Comerica debt.          370         380


Liability pursuant to purchase agreement with
Shamrock Cake Company, Inc. Under the agreement,
the Company executed a promissory note in the
principal amount of $225,000.  Principal on the
note is due as follows: $37,880 is due August 29,
2003 and $62,373 is due on each July 15, 2004,
2005 and 2006.   Interest on the promissory note
will accrue at prime plus 2%.  The note is secured
by the assets purchased by the Company and is
personally guaranteed by the Company's President,
John Sanford. This debt is subordinate to the
Comerica debt.                                      187         187
                                               ---------   ---------
                                                    960         988
Less current portion                               (475)       (499)
                                              ----------  ----------
     Total long-term debt                     $     485   $     489
                                              ==========  ==========




 (7)  Commitments and Contingencies

For the three months ended March 31, 2004, the Company has incurred losses from operations of $0.15 million and the Company had an accumulated deficit of $16.4 million and a consolidated working capital deficit of $2.7 million.

                                    14
For the three months ended March 31, 2003, the Company has incurred losses from operations of $0.54 million and the Company had an accumulated deficit of $14.3 million and a consolidated working capital deficit of $0.7 million.

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

Two lawsuits have been filed against S. Co., Inc. Based on disclosure documents of the Company, it appears that the Company owned all of the shares of S Co., Inc. and discontinued its operations and liquidated its assets in 1961. The Company has been unable to locate any records of actual ownership or disposition of the shares of S Co., Inc. stock. S Co. Inc. was included as a defendant in the first lawsuit, "Anthony Pellegrino v. A.C. and S., Inc. (Armstrong Contracting & Supply), et al., including S. Co., Inc., F/K/A Scaife Company, as successor in interest to Rockwell Spring & Axle Company's, Timken Silent Automatic Division," in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Orange, on December 10, 2002; and was included as a defendant in the second lawusuit, "James P. Petreikis & Jane L. Petreikis v. A.C.&S., et al., including S. Co., Inc., as successor in interest to Timken-Detroit Axle Company," in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Onondaga, on January 13, 2003. Both cases are multi-defendant personal injury actions alleging damages in excess of $10 million due to alleged asbestos exposure. The Company is not named in either litigation. As of June 16, 2003, default judgment on the issue of liability was entered against S. Co. in the Pellegrino litigation. As of June 16, 2003, in the Petreikis litigation, plaintiff had given notice that it will seek entry of default against S. Co. No liability has been recorded on the consolidated balance sheet at March 31, 2004, for either of these lawsuits.

In addition the Company is currently engaged in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.









                                    15
(8)  Acquisitions, Dispositions and Formations

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, ("ES") for $920,000. ES, with its principal office in Greenwood, SC, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of Mr. Sanford. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth months. On November 10, 2001, the loan was assigned to Big Tree Road, LLC, which is owned by Mr.
Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. Due to the loss in 2003 the Company has been unable to reduce principal by $5,000 per month and is currently in default with Big Tree Road, LLC. The interest rate remains 4% plus prime. The weighted average interest rate during the first quarter 2004 and the full year of 2003 was 8.00% and 8.12%, respectively. The investment in ES was sold in March 2002.

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

In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month to Mr. Turner or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the










                                    16
decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner's employment with Numo is terminated, the non-compete agreement will be null and void. The intangible asset will be amortized over three years, the life of the agreement.

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
                                                             =======


On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. relating to Old Plantation Foods, a specialty foods preparation business pursuant to an asset purchase agreement. Under the agreement, the Company paid the seller, Shamrock Cake Company, Inc., $32,500 in cash, $85,000 in accounts payable, and a promissory note in the principal amount of $225,000. Principal on the note is due as follows: $37,880 is due August 29, 2003 and $62,373 is due on each July 15, 2004, 2005 and
2006.   Interest on the promissory note will accrue at prime plus 2%.
The note is secured by the assets purchased by the Company and is personally guaranteed by Mr. Sanford. The total purchase amount, $342,500, was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six months and a 5,000 square foot
warehouse facility for three months.   The aggregate rent for both
facilities for the first three months will be $2,000 per month and rent for the last three months is $8,500 per month.

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




                                    17
The acquisition of these assets expands the Company's product lines. The Company is presently operating the business as a division under the name Old Plantation Foods. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

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
                                                             =======

 (9) Related Party Transactions

There were no charges from affiliates for the quarter ending March 31, 2004 and the year ending December 31, 2003 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $10,000 for the quarters ended March 31, 2004 and 2003, respectively.

At March 31, 2004 and December 31, 2003, amounts due from Kerry's
Etcetera totaled $47,000.

During 2003, Mr. Sanford's mother exercised her stock warrants, purchasing 7,500 shares of the Company's common stock at $.25 per share.

Included in other current assets at March 31, 2003 is $25,000 due from BB.com, which assumed the liability from one of its employees effective January 1, 2003. On February 11, 2004 BB.com paid the balance in full.

At various times during 2004 and 2003, WBSC borrowed a total of $10,000 and $10,000, respectively, from Frank J. Zanin, Jr., the Company's former Chief Executive Officer, Chief Financial Officer and director to provide working capital for WBSC pursuant to a promissory note payable over various terms and interest rates. All notes were paid in full by February 13, 2004.

During October 2003, Numo borrowed from Mr. Zanin $60,000 to fund payroll expenses. Mr. Zanin's note carried interest at 6% and was paid in full on November 25, 2003.

During 2002, the Company moved its corporate office to an office owned by Mr. Zanin, who charges the Company no rent for use of this space.








                                    18
Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner's existing indebtedness encumbering the premises. Rent expense for the three months ending March 31, 2004 and 2003, equaled $5,400 and $16,000, respectively. In addition to the month-to-month lease, as of March 31, 2004, Numo loaned Mr. Turner $47,000 as an employee loan. An interest rate for the employee loan has not been agreed to as of March 31, 2004.

During the first half of 2003, Houze rented warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2003.

Information concerning certain other transactions between the Company and other corporations or entities, which may be deemed to be affiliates, or related parties of the Company is included elsewhere herein.

(10) Going Concern

The Company had net loss of $148,000 for the quarter ended March 31, 2004 and a net loss of $2,544,000 for the year ended December 31, 2003. Also, the Company had total stockholders' deficit of $1,596,000 and a working capital deficit of $2,694,000 as of March 31, 2004. The 2003 loss is primarily due to a decrease in the gross profit caused by the inefficiency of operating out of five locations and not managing labor costs. The working capital deficit is due to the loss, the reclassification of long-term debt to short term due to non-compliance with debt covenants, and increased inventory levels. Also, the sales to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases had a negative impact on 2003 cash flow. Expansion of product lines and several years of sales growth increased the need for working capital.

These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

In response to these adverse conditions, management has implemented expense reductions, revenue enhancements and plans to reduce inventory by $1,400,000. Specifically, management has implemented staff reductions, reduced staff and management salaries, and plans to reduce payroll costs by approximately $200,000 per month. Also, management is working to postpone or eliminate nonessential capital expenditures, travel, and other expenses as well as to reduce general and administrative expenses. Management plans to reduce inventory by moving to a "just in time" raw materials ordering system and finished goods manufacturing system. Management believes the staff and inventory reductions are possible due to the Company consolidating its operations into one facility. The Company has hired a workout specialist to assist the Company in cutting costs, increasing the gross margin and decreasing inventory and accounts receivable. Management believes these factors will contribute toward achieving profitability.




                                    19
Management is in negotiations with Comerica regarding an extension of the terms of its debt agreement with Numo. If the extension is granted, it will relieve the Company from having to repay the debt immediately.

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

 (11) Stock Options

On June 2, 2003, the 2003 Equity Incentive plan was approved by the Company's shareholders at the Company's 2003 Annual Meeting of Shareholders. Under the plan 1,500,000 shares of the Company's Common are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. As of March 31, 2004, no options have been granted under the plan.

 (12) Employees

On April 10, 2003, the American Flint Glass Workers Union, which represents employees of Houze, and Houze reached an oral tentative agreement. The new agreement is for two years. The majority of the agreement remains the same as the previous agreement; however, changes to wages, health insurance benefits, and retirement benefits were made in the new agreement. None of the changes will have a material impact on the financial statements of the Company.

(13) Subsequent Events

On October 20, 2003, Numo entered into a one year and one month lease with option to buy a 206,000 square foot manufacturing facility in Kaufman, TX in order to consolidate Numo's operations under one roof.

The lease term began on November 1, 2003. Rent for the first month was free, rent for months two through seven is $22,024 per month and rent for months eight through thirteen is $42,000 per month.










                                    20
As consideration for Numo's execution of the Lease, Numo was granted the exclusive option and right to purchase the manufacturing facility for $2,125,000. Such option must be exercised on or before April 30, 2004. If Numo timely exercises this option to purchase the property, then Numo will be entitled to a credit against the purchase price, of an amount equal to $10,000 multiplied by the number of months of rent paid by Numo under the Lease prior to the date of closing under the purchase contract. The landlord has agreed not to market the manufacturing facility for sale prior to April 30, 2004.

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

Mr. Sanford has personally guaranteed the lease for $120,000.

On April 28, 2004, the right to purchase was extended from April 30, 2004 to May 30, 2004.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The
principal balance as of March 31, 2004 was $10,000.   The balance was
paid in full on April 17, 2004 and the line of credit was closed.

The Company began moving its corporate office from Charleston, South Carolina to Kaufman, Texas in May 2004.





















                                    21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898.
Reference herein to "the Company" includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise.
As of March 31, 2004, the Company had four wholly-owned subsidiaries, Numo Manufacturing, Inc. ("Numo") previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation ("Houze"), Wilson Brothers SC, Inc. ("WBSC"), and Third Solution, Inc. ("TS").

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

In addition as, of March 31, 2004, the Company had a 17.94% interest in BargainBuilder.com, Inc. ("BB.com"). BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina. The Company's principal executive offices are located at 24 Gadsden Street, Suite C, Charleston, SC 29401.
                                    22
Financial Condition and Liquidity

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

As of March 31, 2004, the outstanding balance on the line of credit was $575,000. The bank may call this demand line of credit at any time. If the bank decides to demand the outstanding balance from Houze, this action will have a material adverse effect on the Company.

The revolving line of credit with Comerica expired March 1, 2004.

Numo executed a Forbearance and Loan Modification Agreement with Comerica
effective March 1, 2004.   In the agreement Comerica agreed that it would
not accelerate the maturity of any of Numo's notes or commence any lawsuit or any foreclosure proceedings with respect to Numo's Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo's interest rate was increased to the bank's prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

As of March 31, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica to extend its credit agreement for an additional year from May 1, 2004. If an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $256,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at March 31, 2004. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a very material adverse effect on the Company.




                                    23
During 2004 and 2003, the Company borrowed the following amounts from Mr. Zanin to provide working capital for the Company:

July 21, 2003         $10,000
October 22, 2003      $60,000
January 29, 2004      $10,000

All notes, except the October 22, 2003 note, had an interest rate of prime. The October 22, 2003 note has an interest rate of prime plus 2%. As of March 31, 2004, all notes outstanding as of that date were paid in full.

On September 14, 2001, the Company obtained a $20,000 line of credit from American Express. Interest is payable at prime plus 1.99% to 3.99%. The
principal balance as of March 31, 2004 was $10,000.   The balance was
paid in full on April 17, 2004.

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the twenty-four months after the stock sale or has sales less than $2.0 million for any twelve month period occurring prior to the twenty-four months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable
quarterly over five years in favor of the BB.com investors.   As of March
31, 2004, the Company has not had to execute a promissory note.

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
















                                    24
Results of Operations

Three Months Ended March 31, 2004 Compared with the Three Months Ended March 31, 2003

Net sales for the first quarter were $4.9 million an increase of $0.5 million, or 11.9% over the three months ended March 31, 2003. The increase was primarily attributable to increased sales by Numo. Numo's sales for the first quarter of 2004 were $4.0 million, an increase of $0.6 million, or 20.0% over the three months ended March 31, 2003. Houze's sales decreased slightly offsetting Numo's increase.

Gross Profit increased to $1.2 million for the three months ended March 31, 2004 as compared to $0.9 million for the three months ended March 31, 2003. The gross profit as a percent of sales increased quarter to quarter due to a decrease in labor cost at Numo.

The decrease in selling, general and administrative expenses is due to Numo reducing nonessential expenses.

The variance noted in trade accounts receivable stemmed from increased activity and sales. The variance noted in inventory stemmed from management's efforts to minimize inventory levels. The variance in trade accounts payable stemmed from declining cash flows and increased activity and sales.

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


Part II. Other Information

Item 1.  Legal Proceedings   Not Applicable


Item 2.  Changes in Securities   Not Applicable

                                    25
Item 3.  Defaults Upon Senior Securities  -

The revolving line of credit with Comerica expired March 1, 2004.

Numo executed a Forbearance and Loan Modification Agreement with Comerica
effective March 1, 2004.   In the agreement Comerica agreed that it would
not accelerate the maturity of any of Numo's notes or commence any lawsuit or any foreclosure proceedings with respect to Numo's Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo's interest rate was increased to the bank's prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

As of March 31, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica to extend its credit agreement for an additional year from May 1, 2004. If an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $256,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at March 31, 2004. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed, this action will have a very material adverse effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders   Not
Applicable

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1 Forbearance and Modification Agreement between Numo Manufacturing, Inc and Comerica Bank
                     Effective as of March 01, 2004. *

         10.2 Amendment of Lease between CHF Industries, Inc. and Numo Manufacturing, Inc. dated April 28, 2004. *

         10.3 Contract between Houze Glass Corporation and United Steel Workers of America AFL-CIO April 1, 2003 through March 31, 2005. *

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *




                                    26
         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         --------------------
         *  being filed herewith


   (b)   Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the Three-month period ended March 31, 2004.












































                                    27
                Wilson Brothers USA, Inc. and Subsidiaries

                                 Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.


Date:  May 14, 2004            By:    /s/  John H. Sanford
                                              John H. Sanford
                                              Duly Authorized
                                              Chief Executive Officer
                                              and Chief Financial Officer








































                                    28

Exhibit No. Description of Exhibit
----------- -----------------------

         10.1 Forbearance and Modification Agreement between Numo Manufacturing, Inc and Comerica Bank
                     Effective March 1, 2004. *

         10.2 Amendment of Lease between CHF Industries, Inc. and Numo Manufacturing, Inc. dated April 28, 2004. *

         10.3 Contract between Houze Glass Corporation and United Steel Workers of America AFL-CIO April 1, 2003 through March 31, 2005. *

         31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

         32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

         ------------------------
         *  being filed herewith































                                    29
Exhibit 10.1
-------------

               FORBEARANCE AND MODIFICATION AGREEMENT
THIS FORBEARANCE AND MODIFICATION AGREEMENT (herein called this
"Agreement") is made as of March 1, 2004 (the "Effective Date"), by and among Numo Manufacturing, Inc. ("Borrower"), Wilson Brothers USA, Inc. ("Guarantor"), and Comerica Bank, a Michigan banking corporation and successor by merger to Comerica Bank Texas ("Bank").

                          RECITALS:

A. Borrower, Bank and Guarantor have executed and delivered (i) that certain Credit Agreement dated as of March 1, 2002 (as amended, supplemented, or restated to the date hereof, the "Credit Agreement"), between Bank and Borrower, (ii) that certain Variable Rate Installment Note dated March 1, 2002 executed by Borrower payable to the order of Bank in the original principal amount of $331,696 (as amended, supplemented or restated, the "Term Note"), (iii) that certain Master Revolving Note dated July 10, 2003 executed by Borrower payable to the order of Bank in the original principal amount of $3,000,000 (as amended, supplemented or restated, the "Revolving Note"), (iv) that certain Variable Rate Installment Note dated September 25, 2002 executed by Borrower payable to the order of Bank in the original principal amount of $128,195 (as amended, supplemented or restated, the "Second Term Note"; the Term Note, the Revolving Note and the Second Term Note are herein called the "Notes"); (vi) that certain Advance Formula Agreement dated as of March 1, 2002 from Borrower to Bank (as amended, supplemented, or restated to the date hereof, the "Advance Formula Agreement"), (vii) that certain Security Agreement (All Assets) dated as of March 1, 2002 from Borrower to Bank (as amended, supplemented, or restated to the date hereof, the "Security Agreement"), and (viii) that certain Guaranty dated as of March 1, 2002 from Guarantor in favor of Bank (as amended, supplemented, or restated to the date hereof, the "Guaranty,"; the Credit Agreement, the Notes, the Advance Formula Agreement, the Security Agreement and the Guaranty, as from time to time supplemented or amended, and all other instruments, documents or agreements executed in connection therewith are herein collectively called the "Loan Documents").

B. Defaults or Events of Default (as such terms are defined in the Loan Documents) have occurred and are continuing.

C. Borrower has requested that Bank forbear in the exercise of its remedies under the Loan Documents, and Bank is willing to forbear as provided herein in consideration of the agreements and undertakings by Borrower contained herein.

NOW, THEREFORE, in consideration of the various acknowledgments and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto do hereby acknowledge and agree as follows:



                                    30
Section 1. Definitions. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Loan
Documents shall have the same meanings whenever used in this Agreement. As used herein:

"Designated Defaults" has the meaning set forth in Section 2.

"Forbearance Defaults" has the meaning set forth in Section 4.

"Monthly Financial Projection" shall mean for any calendar month, the financial projections set forth in the attached Exhibit A.

"Related Parties" means Borrower and Guarantor.

"Standstill Period" shall mean the period from the date hereof until the earlier of (i) 5:00 p.m., Dallas, Texas time, on May 1, 2004 or (ii) the occurrence of a Forbearance Default.

Section 2. Designated Defaults. Borrower has failed to comply with all of the financial covenants set forth in Section 4.4 of the Credit Agreement and each such failure to comply has resulted in an "Event of Default" under the Credit Agreement. Such Events of Default, together with any other Events of Default existing as of the date hereof of which Borrower has notified the Bank, are herein called the "Designated Defaults."

Section 3. Standstill. In consideration of the provisions hereof and subject to the terms and conditions of this Agreement, Bank hereby agrees that it will not, during the Standstill Period, accelerate the maturity of any of the Notes or commence any lawsuit or any foreclosure proceedings with respect to the Security Agreement, or exercise any other remedy under the Loan Documents. Borrower hereby acknowledges and agrees that the execution, delivery and effectiveness of this Agreement does not in any way operate as a waiver of any Designated Default, that Bank has not waived any right, power or remedy under any Loan Document, and that, after the end of the Standstill Period, Bank will possess all of the rights and remedies granted to it under any Loan Document and all of its other legal and equitable rights.

Section 4. Forbearance Defaults. Each of the following shall constitute a "Forbearance Default":

(a) the existence of any Event of Default (other than a Designated Default) under the Loan Documents;

(b) Borrower shall fail to keep or perform any of the terms, obligations, covenants or agreements contained herein;

(c) any representation or warranty of Borrower herein shall be false, misleading or incorrect in any material respect; or

(d) Borrower's Net Income or gross revenues for any period covered by a Monthly Financial Projection (as hereafter defined) shall fail to be to be at least 85% of the amount projected for such period in such Monthly Financial Projection.


                                    31
Section 5. Representations, Warranties and Agreements. Borrower hereby represents, warrants, acknowledges, admits and agrees as follows:

(a) This Agreement and all other Loan Documents are and shall continue to be legal, valid and binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.

(b) All covenants, representations and warranties of Borrower which are made in the Loan Documents are hereby ratified, remade and reaffirmed in all respects (provided that Borrower is not representing, warranting or covenanting that no Designated Default now exists or will exist during the Standstill Period).

(c) Borrower has the power, and has been duly authorized by all requisite action, to execute and deliver this Agreement and to perform its obligations hereunder. This Agreement has been duly executed and delivered by Borrower.

(d) The execution, delivery and performance of this Agreement by Borrower does not and will not (i) violate any law, rule, regulation or court order to which Borrower is subject, (ii) conflict with or result in a breach of its bylaws, articles of incorporation, or any agreement or instrument to which it is a party or by which it or its properties are bound, or (iii) result in the creation or imposition of any lien, security interest or encumbrance on any property of Borrower, whether not owned or hereafter acquired, other than liens in favor of Bank.

(e) The recitals set forth above are true and accurate and are an operative part of this Agreement.

Section 6. Additional Agreements of Related Parties.

(a) Related Parties hereby agree that, on or before the date of this
Agreement:

(i) Borrower shall use its best efforts to cause Shamrock Cake Company, Inc. d/b/a Old Plantation Foods, Inc. ("Old Plantation") to execute and deliver to Bank a subordination agreement in form and substance acceptable to the Bank, by which Old Plantation shall subordinate all obligations owing to it by Borrower to all Obligations owing by Borrower to Bank (the "Old Plantation Subordination Agreement").

(ii) Borrower shall use its best efforts to cause Kerry's, Etc. ("Kerry's") to execute and deliver to Bank a subordination agreement in form and substance acceptable to the Bank, by which Kerry's shall subordinate all obligations owing to it by Borrower to all Obligations owing by Borrower to Bank (the "Kerry's Subordination Agreement").


(b) Related Parties hereby agree that:

(i) As of the Effective Date, the "Stated Rate" as defined in each of the Notes is hereby increased to the prime rate (as therein defined) plus 2.50%. Borrower shall make all principal and interest payments required under the Notes when due.

                                    32

(ii) Borrower shall deliver to Bank the financial statements required by
Section 4.3 of the Credit Agreement within 20 days after the end of each calendar month together with a Compliance Certificate dated as of the end of such month in addition to the quarterly financial statements and Compliance Certificates required to be delivered to Bank within 30 days after the end of each fiscal quarter.

(iii) Borrower shall deliver to Bank daily borrowing base certificates, daily accounts receivable aging reports and weekly accounts payable agings reports, in form satisfactory to Bank.

(iv) Section 5.9 of the Credit Agreement is hereby amended in its entirety to read as follows:

"Dividends. Declare or pay dividends on, or make any other distribution (whether by reduction of capital or otherwise) in respect of any shares of its capital stock or other ownership interests, except (a) dividends payable by a Subsidiary of Borrower to Borrower or by the Subsidiary of another Loan Party to such other Loan Party; (b) dividends payable solely in stock; and (c) distributions paid to shareholders of Borrower based upon the estimated taxable income of Borrower in an amount equal to (x) the maximum federal income tax rate applicable to individuals as in effect for the taxable year in question times (y) the Borrower's estimated taxable income."

(v) Paragraph 2 of the Advance Formula is hereby amended in its entirety to read as follows:

"ADVANCE FORMULA. Borrower warrants and agrees that Borrower's indebtedness to Bank for the Formula Loans shall never exceed the sum of:

(a) Eighty percent (80%) of the Eligible Accounts, as hereinafter defined, of the Debtor(s) named above (herein so called); and

(b) the lesser of fifty percent (50%) of the Eligible Inventory, as hereinafter defined, of the Debtor(s) or fifty percent (50%) of the Borrowing Base, but in no event to exceed $1,000,000; and

(c) $1,000,000 on any date from and including February 27, 2004 through April 1, 2004, $700,000 on date from and including April 2, 2004 through May 1, 2004, and zero at all times thereafter."

(vi) The definition of "Eligible Account" in paragraph 4 of the Advance Formula Agreement is hereby amended by adding thereto by deleting the period at the end of clause (l) thereof and replacing it with a semicolon and adding the following new subsection (m) immediately thereafter:

"(m) it is not owing by any Account Debtor (other than WalMart) for which more than 25% of all accounts owing by such Account Debtor by such Account Debtor to Borrower have not been paid within ninety (90) days after the date of the original invoice or other writing evidencing such account."


                                    33
Section 7. Rights and Remedies of Bank. Upon the occurrence of a Forbearance Default, Bank shall be immediately entitled to enforce all of its rights and remedies under the Loan Documents, including without limitation its rights to accelerate the principal balance of the Notes and to foreclose upon the Security Agreement.

Section 8. Release of Claims. Each Related Party hereby releases and forever discharges Bank, together with its employees, agents, attorneys, officers, and directors (all of the foregoing hereinafter called the "Released Parties"), from any and all actions and causes of action, judgments, executions, suits, debts, claims, demands, liabilities, obligations, damages and expenses of any and every character, known or unknown, direct and/or indirect, at law or in equity, of whatsoever kind or nature, whether heretofore or hereafter accruing, for or because of any matter or things done, omitted or suffered to be done by any of the Released Parties prior to and including the date hereof (all of the foregoing being hereinafter called the "Released Matters"). Each Related Party hereby acknowledges that the agreements herein are intended to cover and be in full satisfaction for all or any alleged injuries or damages arising in connection with the Released Matters herein compromised and settled.

Section 9. Effect and Construction of Agreement. Except as expressly provided herein, the Loan Documents shall remain in full force and effect in accordance with their respective terms, and this Agreement shall not be construed to:

(a) impair the validity, perfection or priority of any lien or security interest securing the obligations under any Loan Document;

(b) waive or impair any rights, powers or remedies of Bank under, or constitute a waiver of, any provision of the Loan Documents upon termination of the Standstill Period; or

(c) constitute an agreement by Bank or require Bank to extend the Standstill Period, grant additional forbearance periods, or extend the term of the Loan Agreement, the Notes or the time for payment of any of the obligations thereunder.

Section 10. Conflicts. In the event of any express conflict between the terms of this Agreement and any of the other Loan Documents, this Agreement shall govern.

Section 11. No Waiver. Borrower hereby acknowledges and agrees that in no event and under no circumstance shall the execution, delivery and effectiveness of this Agreement or any past or future discussions with Bank and/or Bank's forbearance from exercising any of its rights or remedies under the Loan Documents: (i) except as set forth in this Agreement, cause a modification of the Loan Documents; (ii) establish a custom with respect to the Loan Documents; (iii) operate as a waiver of any existing or future default or event of default under the any of the Loan Documents; (iv) entitle Borrower to any other or further notice or demand whatsoever; (v) in any way modify, change, impair, affect,



                                    34
diminish or release any of Borrower's obligations or liability under or pursuant to the any of the Loan Documents or any other liability Borrower may have to Bank; or (vi) waive, limit or condition Bank's rights and remedies under the Loan Documents, all of which rights and remedies are expressly reserved. Furthermore, Borrower hereby acknowledges and agrees that any and all discussions, or drafts of documentation, relating to forbearance or modification of Loan Documents, unless heretofore exercised in writing, are hereby withdrawn.

Section 12. Survival of Agreements. All representations, warranties, covenants and agreements of Borrower herein shall survive the execution and delivery of this Agreement and the performance hereof and shall further survive until all of the obligations under the Loan Documents are paid in full. All statements and agreements contained in any certificate or instrument delivered by Borrower hereunder or under the Loan Documents to Bank shall be deemed to constitute representations and warranties by, and/or agreements and covenants of, Borrower under this Agreement and under the Loan Documents.

Section 13. Presumptions. Borrower acknowledges that it has consulted with and been advised by its counsel and such other experts and advisors as it has deemed necessary in connection with the negotiation, execution and delivery of this Agreement and has participated in the drafting hereof. Therefore, this Agreement shall be construed without regard to any presumption or rule requiring that it be construed against any one party causing this Agreement or any part hereof to be drafted.

Section 14. Confirmation. Borrower (a) hereby ratifies and confirms all Loan Documents heretofore made by it and (b) agrees that its obligations under such Loan Documents are unimpaired by this Agreement and are and shall remain in full force and effect.

Section 15. Ratification of Guaranty. Guarantor hereby (a) consents to the provisions of this Agreement and the transactions contemplated herein, (b) hereby ratifies and confirms the Guaranty, and (c) agrees that his obligations and covenants under the Guaranty are unimpaired by this Agreement and are and shall remain in full force and effect.

Section 16. Conditions of Effectiveness. This Agreement shall become effective as of the Effective Date upon satisfaction of the following conditions precedent:

(a) Bank shall have received all of the following, at Bank's office, duly executed and delivered and in form and substance satisfactory to Bank, all of the following:

(i) this Agreement;

(ii) evidence of existence, good standing, and authority for Borrower and each signatory on behalf of Borrower; and

(iii) such other supporting documents as Bank may reasonably request.

(b) Borrower shall have paid all fees and reimbursements to be paid to Bank pursuant to any Loan Documents, or otherwise due Bank.

                                    35
Section 17. Entire Agreement. This Agreement sets forth the entire agreement among the parties hereto with respect to the subject matter hereof. Borrower has not received or relied on any agreements, representations, or warranties of Bank, except as specifically set forth herein. Borrower acknowledges that it is not relying upon oral representations or statements inconsistent with the terms and provisions of this Agreement.

Section 18. Loan Document. This Agreement is a Loan Document, and all provisions in the Credit Agreement pertaining to Loan Documents apply hereto. This Agreement may be separately executed in counterparts and by the different parties hereto in separate counterparts, each of which when so executed shall be deemed to constitute one and the same Agreement.


IN WITNESS WHEREOF, this Agreement is executed as of the date first above written.

NUMO MANUFACTURING, INC.
By: /s/ Michael Hicks
Name: Michael Hicks
Title: President

WILSON BROTHERS USA, INC.
By: /s/ John Sanford
Name: John Sanford
Title: President

COMERICA BANK
By: /s/ P. David Jones
Name: P. David Jones
Title: Vice President  Texas Division
























                                    36


Exhibit 10.2
-------------



CHF Industries, Inc.
One Park Avenue
New York, NY  10016



Numo Manufacturing Inc.
700 Hickory Tree Road
Mesquite, TX  75149

                                                   April 28, 2004



Gentlemen:

Reference is made to (i) the Commercial Lease Agreement, dated October 21, 2003 (the "Lease"), between CHF Industries, Inc. ("Landlord") and Numo Manufacturing Inc. ("Tenant") covering the property located at 1072 U.S. Highway 175, Kaufman, Texas 75142 (the "Property") and (ii) the Contract to Purchase Real Estate covering the Property which is attached to the Lease (the "Purchase Contract").

This letter agreement, when signed by Landlord and Tenant, shall constitute an amendment to the Lease and the Purchase Agreement.

Amendment to Lease

1. Article Seventeen, Sections 1 and 2 of the Lease are hereby amended to delete therefrom all references to the date "April 30, 2004" and replace such references with the date "May 30, 2004".

2. Article Seventeen, Section 4 of the Lease is hereby amended to add the following sentence at the end thereof:

"If Tenant does purchase the building, the amount of $120,000 (the deferred rent for months 2-7) shall be added to the purchase price under the Purchase Contract (less, if applicable, the $10,000 per month credit referred to in Section 2 of this Article Seventeen, in the event the Tenant exercises the option to purchase on or before 5:00 p.m. on May 30,
2004). "

Amendment to Purchase Contract

1. The first sentence of Section 2 of the Purchase Contract is hereby amended to delete therefrom the words, "On the Effective Date" and replace such words with the words, "The "Effective Date" shall be the date on or before May 30, 2004 that".

                                    37
2. The first sentence of Section 3 of the Purchase Contract is hereby amended and restated as follows:

"The purchase price for the Property shall be Two Million One Hundred Twenty Five Thousand and no/100 ($2,125,000) Dollars (the "Purchase Price"), provided that the Purchase Price shall be increased by the amount of $120,000 (representing unpaid rent for months 2-7 under the Commercial Lease Agreement, dated October 21, 2003 (the "Lease"), between Seller and Purchaser) and, in the event that the Effective Date is on or before May 30, 2004, decreased by the amount of $10,000 for each month that rent has been paid under the Lease prior to the Closing Date. "


  Please sign in the space indicated below where upon this will become a binding agreement between us as of the date first above written.

                                      Very truly yours,

                                      CHF Industries, Inc.



                                      By: /s/



                                      Acknowledged and Agreed:

                                      Numo Manufacturing Inc.



                                      By: /s/ John Sanford























                                    38
Exhibit 10.3
-------------










                                 CONTRACT


                                  between



                          THE HOUZE CORPORATION

                                    and

                          UNITED STEEL WORKERS
                               OF AMERICA
                                 AFL-CIO





                    April 1, 2003 through March 31, 2005
























                                    39
                              TABLE OF CONTENTS

Article 1   Intent and Purpose                                          1
Article 2   Recognition                                                 1
Article 3   Union Membership and Check Off                              2
Article 4   Non-Discrimination                                          2
Article 5   Union Responsibilities                                      2
Article 6   Management Responsibilities                                 2
Article 7   Ratification of Contract                                    3
Article 8   Invalidity                                                  3
Article 9   Duration                                                    3
Article 10   Rates of Pay                                               3
Article 11   Premium Pay                                                7
Article 12   Vacations                                                  7
Article 13   Holidays                                                   9
Article 14   Group Insurance                                           11
Article 15   Seniority                                                 12
Article 16   Job Posting                                               13
Article 17   Layoffs and Terminations                                  14
Article 18   Grievance Procedure                                       15
Article 19   Pay Day                                                   16
Article 20   Gloves                                                    16
Article 21   Pension Plan                                              16
Article 22   Official Union Label                                      17
Article 23   Working Foremen                                           17
Article 24   Life Insurance and Sickness and
                  Accident Insurance                                   17
Article 25   Funeral Leave                                             18
Article 26   Notice of Deductions                                      18
Article 27   Time Lost Due to Injury                                   18
Article 28   Leave of Absence                                          19
Article 29   Plant Notices                                             19
Article 30   Miscellaneous                                             19
Article 31   Reminders to All Employees                                19
Article 32   Probationary Employees                                    20
Article 33   Work Schedules                                            20
Article 34   Job Transfers                                             22
Article 35   SubContracting                                            22
Article 36   Incentives                                                23
Article 37   Safety, Health and Wellness                               23
Article 38   Jury Duty                                                 23
Conditions and Terms of Agreement                                      24
Appendix A   Absentee Policy                                           25













                                    40
                      ARTICLE 1 - INTENT AND PURPOSE

Section A. It is the intent and purpose of this Agreement to promote and improve the relationship between the Union and the Company and to set forth the basic rules regarding working conditions affecting employees covered by this Agreement.

Section B. In furtherance of this intention, the Company, through its representatives, agrees to meet the Shop Committee representing the American Flint Glass Workers Union, whenever necessity requires, to discuss grievances which may arise and the interpretation of the terms of the contract. Such meetings are to suit the reasonable convenience of both parties but either party may demand that such a meeting be held within five (5) days from the date of the request. The Company or the Union may require a written statement listing the subjects to be discussed.

Section C. This Agreement supersedes all existing and previous written and oral agreements, and all practices which are inconsistent with this Agreement, except as is incorporated and specifically carried forward herein. This Agreement shall not be modified or altered except in writing and signed by both parties.


                         ARTICLE 2 - RECOGNITION

Section A. The Company recognizes the Union as the sole and exclusive bargaining agency for all hourly paid production and maintenance employees in the above specified plant, except plant executives, office employees, technical staff (including Laboratory, Design and Engineering, and Mechanical Development employees) office janitors, plant guards, factory clerks, foremen, assistant foremen and all supervisory employees who have authority to hire, promote, discharge, discipline or otherwise effect changes in the status of employees or effectively recommend such action.

Section B. The Quality Assurance function, including raw materials inspection, work in process and finished product will primarily be performed by management. In the event management is not available, this function will be assigned to a qualified bargaining unit employee.


               ARTICLE 3 - UNION MEMBERSHIP AND CHECK OFF

Section A. - Union Membership

Item 1. It is a continuing condition of employment that all employees, engaged in the performance of work covered by this contract, shall, on and after the 480 hours of employment or 480 hours after it is signed, whichever is later, become and remain members of the Union in good standing during the life of this contract, subject to the provision of Section B(a)(3) of the Labor-Management Relations Act.




                                    41
Item 2. The Union, when notifying the Company that an employee is not in good standing in the union, shall do so in writing and state the reason therefore. If the reason is the failure to tender the regular initiation fee and/or membership dues required by the Union, the employer, if requested by the Union, shall discharge such employee within two (2) weeks unless he is reinstated in the Union within that time or otherwise entitled to employment under the provision of existing state or federal laws.


Section B. - Check-off of Union Dues

Item 1. The Company agrees to deduct regular Union membership dues from the wages of those employees who are members of the Union and who so authorize it by written assignment of their wages on a form provided by or acceptable to the Company.

Item 2. The assignment, once executed, shall be irrevocable for the period of one (1) year from the date of their execution or until the termination date of this Agreement, whichever occurs first.

Item 3.    The Union is responsible for forwarding the Union Dues
Deduction Authorization Card to the Company office. No deductions for union dues will be made by the Company until receipt of same.


                      ARTICLE 4 - NON-DISCRIMINATION

The Company and the Union agree not to discriminate against any employee because of race, creed, color, sex, age, disability or national origin.


                    ARTICLE 5 - UNION RESPONSIBILITIES

Section A. Recognizing that the welfare of its members and the opportunities to earn a living depend upon the success and prosperity of the Company, the Union hereby pledges for itself and all its members -- the employees of the Company -- that they will perform their work effectively and efficiently to the best of their ability, to the end that the Company may adequately meet competitive conditions and maintain employment.

Section B. The Union further pledges for itself and its members that they will fully cooperate in the following: the reduction of shrinkages of all kinds; the saving of materials, tools, machinery, equipment, and all the Company property by means of careful handling and use; minimizing breakages and losses of any kind caused by careless handling; maintaining a high standard of quality in all products through efficient and careful workmanship; aiding in the enforcement of all safety, good housekeeping and health measures; and cooperating to the best interest of the Union and the Company.

Section C. The Company will provide bulletin board space for exclusive Union business and the Union shall post no notices elsewhere on Company property.

                                    42
               ARTICLE 6 - MANAGEMENT RESPONSIBILITIES

Section A. The Company is responsible, as the Union recognizes, for the management and operation of the plant, direction, order and discipline of the working forces and it is agreed that the Company may hire, promote, transfer, layoff for lack of work, and suspend or discharge employees for proper causes, provided that no action so taken shall be in violation of any other provision of this Agreement and that the Company shall not use this right for the purpose of discrimination against any employee because of his or her membership or legitimate activity in the Union.

Section B. Nothing in the above paragraph shall be construed so as to prevent the management from discharging employees on sight and without notice for intoxication, disorderly conduct, refusal to carry out proper work orders, carelessness, endangering life or property, or for the violation of regularly adopted plant rules. However, should the Union disagree with any decision rendered by the Company with regard to such rules, it shall become a matter of grievance and processed accordingly.


                  ARTICLE 7 - RATIFICATION OF CONTRACT

Section A. - Full Power. The American Flint Glass Workers' Union, AFL-CIO, represents to the Company that the officers and/or representatives who sign this Agreement in its name have full power and authority to make this Agreement on behalf of the Union and the employees of the Company - members of Local Union No. 547.

Section B. - Ratification of Contract. The circumstances surrounding the ratification of the contract are at the discretion of the membership of Local Union 547, American Flint Glass Workers' Union.


                        ARTICLE 8 - INVALIDITY

In the event any of the terms or provisions of this Agreement shall be or become invalid or unenforceable by reason of any federal or state law, directive, order, rule or regulation now existing or hereinafter enacted or issued, or any decision of a court of last resort, such invalidity or unenforceability shall not effect or impair any other terms or provisions hereof.



                        ARTICLE 9 - DURATION

Section A. This Agreement shall remain in full force and effect from April 1, 2003 until Midnight, March 31, 2005.

Section B. All amendments to this Agreement must be in writing and approved by the proper officials of the Union and the Company.





                                    43
                      ARTICLE 10 - RATES OF PAY

Section A. - Standard Hourly Wage Scale

Item 1.    General increases to hourly base rates shall be as follows:

April 1, 2003    $.10
April 1, 2004    $.15

Item 2. Pursuant to the foregoing, the standard hourly wage scale of rates for the respective job classifications shall be effective as follows: (See rates of pay (scale)).

Item 3. In no event, as a result of the application of incentive rates, shall an employee receive in a given day an amount less than that equal to the hours worked multiplied by his standard hourly rate.

Section B. - Wage Adjustments - Individual or department wage adjustments can be applied only when a change in the employee(s) job content occurs such as increased duties and responsibilities. Rate changes will be made based on agreement between the Company and the Union. This section is not intended to prevent the Company in any way from promoting an hourly employee into the salaried staff.

Section C. - Shift Differentials

Item 1. The second shift shall be paid a differential of ten (10) cents per hour and the third shift shall be paid a differential of twelve
(12) cents per hour.

Such increase is not to be reflected in the computation of piece work or incentive earnings or other premium time, holiday pay, vacation pay, (unless vacation hours are worked), or other similar payments except as required by law.

Section D. - Pay For Idle Time.

Item 1. The Company agrees not to call employees to work if no work is available and, insofar as is possible, plan work so that when an employee finishes one day, he may definitely know whether or not he is to report the next day, unless conditions arise over which the Company has no control.

Item 2. When an employee is required to report for work and, due to no fault of his own, is required to remain in idleness at the factory, he shall be paid his regular hourly rate for such idle time.










                                    44
Item 3. If the foreman or manager specifically sends for an employee to work and said employee is not given work after reporting at the request of the management, he shall receive four hours' pay or four hours' work, unless during the interim, an extreme emergency arises, such as breaking of machinery, or other conditions over which the management has no control, then said employee requested to report for work will not, under such circumstances, receive said compensation. The Company assumes no responsibility for individuals appearing in the hope or expectation that work may be available.

Item 4. If an employee is scheduled to work and is unable to report, the employee is expected to call the plant as soon as he/she knows of the inability to report. In the event there is no one at the plant to accept the call, the Company will use an answering machine or voicemail system to record the call. The employee should call (724)725-5231 ext. 152.

Item 5. In the event an employee is not scheduled to work for a particular shift, and is called in, less than thirty (30) minutes before the start of the shift, and the employee arrives within thirty (30) minutes after the start of the shift, said employee shall receive double time for the first thirty (30) minutes of the shift.


                           PRODUCTION JOBS
                    STANDARD HOURLY WAGE RATES
                  ------------------------------

DEPARTMENTS             JOB CLASS              4/1/03     4/1/04
-----------             ------------           ------     ------

Screening               Screeners              $10.19     $10.34

Packing                 Packers                 10.19      10.34

Product Development     P.D. Clerk              10.30      10.45

Sample Room             Sample Clerk            10.19      10.34

Material Handling       Material Handlers       10.32      10.47

Warehouse               Head Shipper            10.68      10.83
                        Shipper                 10.58      10.73
                        Storeroom Clerk         10.32      10.47
                        Warehouse Men           10.32      10.47

Art                     Head Artist             11.30      11.45
                        Artist                  11.30      11.45

Screenmaking            Head Screenmaker        10.67      10.82
                        Screenmaker             10.34      10.49

Samplemaking            Samplemaker             10.68      10.83




                                    45
                  MAINTENANCE AND SERVICE JOBS
                   STANDARD HOURLY WAGE RATES
                  ----------------------------

DEPARTMENTS             JOB CLASS              4/1/03     4/1/04
-----------             ------------           ------     ------

Maintenance             Millwright             $11.30     $11.45
                        Maintenance Helper      10.35      10.50

Machine Shop            Machinist               13.58      13.73
                        Apprentice Machinist    10.80      10.95


                   FLOATING NON-DEPARTMENT
                  STANDARD HOURLY WAGE RATES
                  ---------------------------

DEPARTMENTS             JOB CLASS              4/1/03     4/1/04
-----------             ------------           ------     ------

Screening Set Up**      Autoroll Set Up        $10.68     $10.83
                        5 CP Set Up             11.16      11.31

Group Leaders           Packing, Warehouse  $.25 over and above hourly
                        Millwright          rate and increases.  This
                        Machinist           will apply to any new Group
                        Screenmaking        Leaders added.

Quality Control Inspector                       10.30      10.45

Lehr Tending            Master Lehr Tender      10.78      10.93
                        Lehr Tender             10.68      10.83


                         MISCELLANEOUS
               MINIMUM TRAINING PERIODS AND RATES
                -------------------------------

Training Period

Artist Apprentice          960 Hrs $.25 less than artist rate

Dept. Group Leaders        40 Hrs Group Leader rate

Screenmaking               80 Hrs Screenmaker rate

Lehr Tender                80 Hrs $.25 less than Lehr Tender rate

Set Ups                    120 Hrs $.25 less than autoroll set-up rate

Samplemaking               80 Hrs $.25 less than job rate




                                    46
Apprentice Machinist  4 Yrs*     AFTER 1 yr to 2 yrs - $..25 over
                                 contract increase
                                 AFTER 2 yrs to 3 yrs - $.25 over
                                 contract increase
                                 AFTER 3 yrs to 4 yrs - $.25 over
                                 contract increase
                                 AFTER 4 yrs  full machinist rate

*In order for a machinist apprentice to be eligible to move to the next level, the apprentice must actually work 1,200 hours.

** The two most senior autoroll set up persons shall be paid 10.92
(2003)  and 11.07  (2004).


                     ARTICLE 11 - PREMIUM PAY

Section A. Time and one-half shall be paid for all hours worked beyond an eight (8) hour shift. On schedule changes of less than eight (8) hours off in any department or (7.5) hrs. from the floating seniority list, the employee will receive time and one-half for all hours worked on the rescheduled shift, (Floating seniority list includes Lehr Tender, Set-Up Person, and Packer Group Leader). In all cases involving a schedule change of less than eight (8) hours, the Company will not exercise the 24 hour layoff clause.

Section B. (1)   Work performed on Sunday shall be paid time and one-
half.  There shall be no pyramiding of premium time.

(2) If the Sunday shift begins at 10:00 p.m. or later, no premium will be paid for time worked on Sunday.

Section C. Vacation hours, holiday hours and funeral leave hours, paid for but not worked, shall be considered as hours worked in computing overtime pay.

Section D. The normal work day of each shift shall consist of eight (8) hours exclusive of the meal period on one shift and two shift operations. There shall be one (1) paid rest period of fifteen (15) minutes during each of these shifts on each work day which shall be taken at the times designated by the Company. When a three shift continuous operation is scheduled, the normal work day shall consist of eight (8) hours inclusive of a twenty (20) minute meal period and one (1) paid rest period of fifteen (15) minutes. This paid meal period applies to employees assigned to continuous machine operations, (i.e., the crew assigned to machines running on a 24-hour schedule, including Material Handler, Screener, Set-Up Person, Packers and necessary support departments, i.e., Machinist, Screen Making, Lehr Tenders and Warehouse employees).

Section E. All hours worked over forty (40) hours in any one week shall be paid at time and one-half.

Section F. The normal work day shall consist of a 24-hour period from 7:00 a.m. to 7:00 a.m.


                                    47
Section G. The normal schedule shall be modified on Fridays. Employees shall have a 15 minute unpaid lunch and shall be released at 3:15 p.m.

                          ARTICLE 12 - VACATIONS

Section A. The vacation period of any given year, shall begin on February 1st and end on December 31st. During the month of January, of any given year, employees' length of service, effective with their anniversary date of hire, shall be determined.

Section B. - Eligibility, Length, and Payment of Vacation.

Item 1. All employees who have one (1) year of service as of January 1, of any given year, shall be entitled to one (1) week of vacation with pay computed at forty (40) times his hourly average wage earned the previous year or his hourly base rate of pay, whichever is higher, providing said employee has worked twelve-hundred (1,200) hours during the fifty-two
(52) weeks preceding January 1. Any employee working less than twelve-hundred (1,200) hours, shall receive vacation time and pay computed by multiplying his hourly average wage earned the previous year or his hourly base rate, whichever is higher, by two (2) percent of all hours worked during the fifty-two (52) weeks preceding January 1.

Item 2. All employees who have at least five (5) but less than ten (10) years of service as of January 1, shall receive two (2) weeks of vacation time with pay computed at eighty (80) hours multiplied by his hourly average wage earned the previous year or his hourly base rate, whichever is higher, providing said employee has worked 1,200 hours or more in the 52 weeks preceding January 1st. Any employee working less than 1,200 hours shall receive vacation time and pay computed by multiplying the average wage earned the previous year or the base hourly rate, whichever is higher, by 6 percent of all hours worked during the 52 weeks preceding January 1st.

Item 3.  All employees who have at least ten (10) but less than fifteen
(15) years of service as of January 1, shall receive twelve (12) days of vacation time with pay computed at ninety-six (96) hours multiplied by his hourly wage earned the previous year or his hourly base rate, whichever is higher, providing said employee has worked 1,200 hours or more in the 52 weeks preceding January 1st. Any employee working less than 1,200 hours shall receive vacation time and pay computed by multiplying the average wage earned the previous year or the base hourly rate, whichever is higher, by 7 percent of all hours worked during the 52 weeks preceding January 1st.

Item 4. All employees who have at least fifteen (15) years of service as of January 1, shall receive sixteen (16) days of vacation with pay multiplied by his hourly average wage earned the previous year or his hourly base rate, whichever is higher, providing said employee has worked 1,200 hours or more in the 52 weeks preceding January 1st. Any employee working less than 1,200 hours shall receive vacation time and pay computed by multiplying the average wage earned the previous year or the base hourly rate, whichever is higher, by 8 percent of all hours worked during the 52 weeks preceding January 1st.


                                    48
Item 5. (a) For vacation each year, the Company may shutdown for two weeks either consecutively or separately, as the Company may decide. In such an event, the Company shall announce the date or dates of such vacation shutdown(s), no less than thirty days in advance, and those employees eligible for a vacation period off shall have the option of using their vacation during the vacation shutdown(s). Employees will be permitted to take their vacation period off according to the following procedure. On or about February 1st, the Company shall post the number of vacation hours each employee is eligible for during the next vacation year. During the month of February, each employee shall submit to the Company their preference for vacation during the next vacation year. The Company shall notify employees of the vacation schedule by March 15th of each year. Conflicts of vacations selected during February shall be decided based upon seniority. Vacation requests submitted after March 1st shall be granted on a first-come first serve basis. The Company shall determine if an employee may have vacation at the time he/she requests, provided in the Company's sole judgment, the granting of the vacation at such time will not interfere with the Company's operation and provided further that the request has been approved by the Company. The Company shall have the sole right to limit the number of employees on vacation at one time.

(b) In the event the Company decides that its vacation shutdown week (5 days; 40 hours) will be the week which includes the July 4th holiday, that vacation shutdown week may be scheduled with one month's notice.
The remaining provision of subparagraph (a) above shall apply.

Item 6. Employees shall be eligible to receive their vacation pay in the pay period immediately before their vacation provided the employee gives at least 10 days notice of the vacation. In the absence of such notice, pay will be received in the pay period after the vacation. Five (5) employees who are eligible for at least ten (10) vacation days may elect to receive one-half of their vacation pay in advance of their vacation. This election shall occur in seniority order each calendar quarter (April 1 -- July 1 -- October 1 -- January 1). (Total of 20 employees per year). Any vacation unused during the calendar year shall be paid in the last pay period immediately preceding Christmas holidays.

Item 7. Employees who retire under the Company pension program, or those employees who voluntarily quit or are discharged shall receive a vacation allowance based on the length of service and using Items 1 through 4 of this section.

Item 8. Time lost by workers due to an accident in the plant will be considered as time worked, if such accident is recognized by the Pennsylvania State Compensation Commission. This credit is limited to the year in which the accident occurred.

Item 9. "Leave of Absence" is considered as time not worked. Holiday hours and funeral leave hours, paid for but not worked shall be considered as hours worked in computing vacation allowances.





                                    49
Item 10. If any employee voluntarily quits work or is discharged, he automatically starts a new vacation service record if rehired by the Company.

Item 11. It is further understood and agreed that any employee who wishes to work any portion of his vacation may do so if the Company requests it, and agrees to pay him his regular vacation pay in addition to pay for the time worked.

Item 12. After providing at least 24 hours' notice, employees may use paid vacation in increments of one-half day or one full day to attend doctors office visits for themselves, spouse or children.


                      ARTICLE 13 - HOLIDAYS

Section A.  The following days shall be considered paid holidays.

New Years Day - 7:00 p.m. December 31st to 7:00 a.m. January 2nd,
(thirty-six (36) hour period)

Good Friday - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four (24) hour period)

Memorial Day - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four
(24) hour period)

Independence Day - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four
(24) hour period)

Labor Day - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four (24) hour period)

Thanksgiving Day - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four
(24) hour period)

Day after Thanksgiving Day - 7:00 a.m. to 7:00 a.m. the following day, (twenty-four (24) hour period)

Christmas Day - 7:00 p.m., December 24th to 7:00 a.m., December 26th, (thirty-six (36) hour period)

Floating holiday. October 13, 2003, Columbus Day, shall be celebrated as the floating holiday in 2003. Effective April 1, 2004, each employee shall have the individual option of selecting his/her own floating holiday. Employees must provide a minimum of 48 hours' notice and the Employer reserves the right to limit the number of employees off on any given day. Employees will be given preference on a first-come-first-served basis.







                                    50
Section B. - Holidays occurring during weekend.

When any of the above-named holidays occur on Sunday, the following Monday shall be observed. When any of the above-named holidays occur on Saturday, the preceding Friday shall be observed. (Christmas and New Year's Saturday holidays shall be twenty-four (24) hour periods.)

Section C. - Eligibility.

Qualifying rules for paid holidays:

Item 1. For each non-probationary employee, the Company will pay for one regular shift, not to exceed eight (8) hours, for each presently recognized nine (9) paid holidays, when no work is performed. Holidays and vacation will be paid at the employee's regular bid base rate unless the employee can verify that he/she worked in excess of 50% of the prior 12 months in a higher rated job. In such event, the employee shall receive holiday and vacation pay at the higher rate.



Item 2. Employee must work the number of hours scheduled (not to exceed a normal work day) on his last scheduled day of work, next preceding and next following the holiday unless excused by the Company. An employee in violation of this Item, who supplies a written doctor's receipt or evidence of hospital admission will qualify. In all cases, the Union will have recourse to the grievance procedure.

Item 3. No payment will be made for holidays not worked, to employees on sick leave, leave of absence for any reason, furlough or on layoff, except as otherwise provided herein.

Item 4. Any employee who is laid off, but otherwise qualifies for holiday pay under items 1, 2, and 3 of this rule, will be considered as having fulfilled the qualifying provision, provided such employee works or is available for work on his last regularly scheduled working day within twenty calendar days preceding the holiday, and providing such employee works on his first scheduled working day within twenty calendar days following the holiday.

Item 5. If a holiday occurs during an eligible employee's vacation, then said employee shall receive his holiday pay in addition to his vacation pay.

Item 6. Work on holidays shall be voluntary with individual workmen except it is agreed that those people who are necessary for plant maintenance and protection or to handle any emergency situations in any department of the plant will work on all listed holidays when scheduled to do so, or forfeit pay for the holiday.

Section D. - Overtime Pay On Holidays

Item 1. Employees required to work on any current recognized paid holiday shall be paid for the holiday, plus time and one-half for all hours worked in the designated holiday period.

                                    51
Item 2.  There shall be no pyramiding of this premium time.


                        ARTICLE 14 - GROUP INSURANCE

Section A. - The Plan.

The Company agrees that the group insurance program as modified shall be continued as part of this contract and shall remain in effect during the life of this contract. In the event of an increase in premium, the Company shall notify the Union as soon as it receives notice of a premium increase. Either party may request the opportunity to explore other health insurance options in order to reduce the cost of coverage.

Section B.- Contributions

The group insurance program shall be maintained by the Company. Monthly contributions (pre-tax) paid by the employee shall be limited to the following for the life of this agreement:

5/1/03   Employee Only                     $63.28
         Family                            112.88

Effective April 1, 2004, the employee contribution shall be increased by 35 percent of the difference between the 2003 premium and the 2004 premium for both employee only and family coverage.


Section C. - Eligibility

Item 1. Probationary employees will be eligible for insurance on the 1st day of the calendar month following completion of their 480 hour probationary period. Employees must meet the eligibility standards as required by the insurance company. At present the insurance companies requires that an employee work at least 100 hours per month to be eligible.

Item 2. Employees will be required to make the monthly contributions to the Payroll Department within the first fourteen (14) days of continuous layoff. If the employee's contribution is not received within the 14 days described herein, a COBRA notice will immediately be issued.

Eligible employees shall continue on the insurance roll (with normal monthly contribution) for sixty (60) days after leaving active work due to illness, injury or layoff.

Item 3. Employees on continuous layoff per Item 2 above, should contact the Payroll Office to receive information pertaining to COBRA Plan.

Item 4. Employees, enrolling in the group insurance program, will be supplied by the Company with a booklet containing information about health and death benefits.




                                    52
                        ARTICLE 15 - SENIORITY

Section A. The seniority of an employee is determined by the length of time accruing from his original hiring date, so long as his employment is continuous. Seniority will not be lost during periods of temporary layoff due to lack of work or leave of absence. An employee shall lose his seniority if:

Item 1.  He quits.

Item 2.  He is discharged for just cause.

Item 3. He fails to report for work within three (3) work days after being notified by telephone or certified mail of his recall from layoff, unless an excuse acceptable to the Company is given.

Item 4. An employee is laid off continuously for a period of time equal to his/her length of seniority up to a maximum of two years.

Item 5. An employee is unable to work due to a job-related injury in excess of eighteen months. This period may be increased to thirty-six months in the event the Company does not comply with the provisions of
Article 37 Safety, Item 2 and the causation of the disabling injury is a direct result of the Company's failure to meet as outlined in Article 37,
Item 2.

Item 6. An employee is unable to work due to a non-job related injury in excess of nine months.

Section B. It is understood that the provisions of this agreement do not apply to the day (twenty-four (24) hour period) during which the layoff occurs.

Section C. It is understood that the provisions of this Agreement are effective and applicable to the day next following the one during which the layoff occurred.

Section D. The following is a list of the departments at the present time for the application of this Article: Machine Shop, Maintenance, Warehouse, Material Handling, Product Development, Screening, Packing, Art, Screenmaking, Sample Room, Sample Making, and any other new departments created.

Section E. Upon the request from the Union not more frequently than once every six (6) months from the effective date of this Agreement, the Company shall supply the Union with a current listing of seniority for every department within the bargaining unit.


                       ARTICLE 16   JOB POSTING

Section A. Promotions to jobs under Union jurisdiction, titled Job Posting Program. The Job Posting Program is intended to provide employees with a means to apply for and receive higher rated jobs as openings become available.
                                    53
Item 1. Personnel Department will be notified immediately when an opening occurs.

Item 2. A notice announcing the opening will be posted on the Union bulletin board. Information to include department, number of employees needed, general statement of duties, job title, and rate of pay. The notice (bid) will be posted on Monday (only) at 10:00 a.m. and will remain until Thursday at 10:00 a.m. when it will be taken down. Interest employees will sign the bid sheet and/or discuss the opening with a Personnel Department Representative.

It's the responsibility of employees on layoff to call the switchboard (724/725-5231 to find out if job postings are up at a given time. The operator will only advise on the job title. Further information and sign-up sheet are available in Personnel.

Item 3. The Company will select the most senior employee from the bid sheet within five (5) working days provided that the employee is physically capable and competent to satisfactorily perform the job. Training of selected employee will begin within thirty (30) working days.

Copies of the Job Posting Notice and the sign-up sheet with signatures are forwarded to President, Local 547. The name of the successful bidder will be posted on the Union bulletin board.

Item 4. Management will have twenty-one (21) working days to determine if their selection was appropriate. Employee will have seven (7) working days to decide if he wishes to remain in the new job. In either case, employee will return to former job without loss of seniority. However, that employee would not be eligible to bid for other jobs for one(1) year. Successful bidder who remains in new job is also not eligible to bid for other jobs for one (1) year.

Item 5. The participants in Job Posting Program are limited to Union members in good standing. If no Union members sign up, the Company is free to select a probationary employee, hire from the outside, or solicit interest from Union members. Should no Union employee sign a job bid sheet, then management will promote to the union ranks, any probationary or new hire, after training period ends.

Item 6. No employee will be permitted to hold seniority in two (2) departments.


Section B.  Promotion to jobs not under Union jurisdiction:

It is understood that the Company shall continue to have the right to offer union employees who are capable in the Company's opinion, positions not under the union's jurisdiction. If such a position is accepted by the employee, the union shall give him a proper withdrawal card on request and he will continue to accumulate seniority on the new job for six (6) months. During the six (6) months the employee may choose to return to the bargaining unit. He will retain seniority and may use these rights so accumulated only once during his employment with the


                                    54
Company. If subsequently it is necessary, in the opinion of the Company, to reduce the force and the Company chooses to transfer the employee to the unit, the union will take back as its members such persons who have previously been promoted from the union ranks and such employee shall start as a new employee. In the event an employee returns to the unit, he shall receive credit for proper unit time worked for vacation and pension purposes only.

Section C. (1) In the employment, reduction and restoration of forces, the Company shall observe the principle of departmental seniority provided the senior employee is physically fit and competent through knowledge, training, skill and efficiency to satisfactorily perform the available work.

(2) In the event there is additional work to be performed in any department, that work shall first be assigned to employees within the department and/or floating department in seniority order. In the event there is additional work in any department, other than screening, the Company may assign that extra work to the most senior qualified employee from the plant's seniority list. In the event there is additional work in the screening department and there is insufficient help in that department, that work shall first be assigned to the setup department in seniority order and then to the most senior qualified employee from the plant seniority list.

Section D. When employees are hired on the same day, the rule of alphabetical order will be used for the purpose of layoffs and recalls, and surnames used at hiring in date shall always be used.


                 ARTICLE 17- LAYOFFS AND TERMINATIONS

Section A. Any employee working any time for a competitor shall be subject to discharge; or any employee working for another employer (not a competitor) and failing to report and work on his full scheduled workday, physically fit to perform his duties, shall be subject to disciplinary measures.

Section B. In the event that an employee has been absent three (3) consecutive calendar days without notifying the Company, it will be assumed he has automatically terminated his employment. Should an injustice arise as a result of conformance to this rule, it shall become a matter of grievance and settled accordingly.

Section C. In the case of permanent lay-off, transfer, or employee quitting, the principle of one week's notice shall be observed wherever possible by both the Company and the employees involved.

Section D. When the Company calls any meeting in which an employee may be suspended or discharged, a local officer or committee person will have the opportunity to be present, if requested by the employee.





                                    55
Section E. If the Union considers disciplinary action taken against an employee to be unjust, it may submit the issue to the grievance procedure.

Section F. Employees who are working or laid off, will be responsible to furnish and maintain a correct mailing address and telephone number with the Company.


                   ARTICLE 18- GRIEVANCE PROCEDURE

The Union and the Company agree that, if a dispute arises in the plant, it shall be settled in the manner provided for in this Article. Pending the settlement of such matter, there shall be no change in working conditions; that is, work shall be continued just as if no cause for a controversy had arisen, and, pending final settlement of the matter, there shall be no lockouts, slowdowns, sitdowns, strike, or cessation of work by either employer, Union, or employee.

Section A.

Step 1. If an employee has a complaint involving the interpretation or application of the terms of this Agreement, he shall first confer with his foremen for the adjustment of the matter.

Step 2. If a satisfactory settlement is not made with the foreman, the employee will confer with the Union committee. If the committee considers the matter justified, it will confer with the foreman.

Step 3. If the matter is not settled, it shall be stated in written grievance form and presented to the Plant Manager. It will, on the date presented, be considered a grievance. All grievances must be presented in writing within seven (7) working days of the event giving rise to the complaint. The Plant Manager shall answer the grievance in writing to the Union committee, within seven (7) working days
..
Step 4. Within seven (7) working days, the Union committee shall respond to the Plant Manager's written response.

Step 5. Should no agreement be reached, the grievance may be referred to the Local Union President and the National President and the grievance shall be further discussed between the appropriate Union officials and the Plant Manager. This discussion shall be conducted within fourteen
(14) working days of the Union's response to the Plant Manager's response per Step 4 herein. Following this meeting, the company shall answer the grievance in writing within fourteen (14) working days to the National Union.









                                    56
Step 6. Should no agreement be reached, the grievance may be submitted to arbitration by the National Union, pursuant to the then current rules of the Federal Mediation and Conciliation Service, within thirty (30) days of the date management presents its written answer to the Union's grievance, as presented in Step 5, otherwise the grievance shall be considered withdrawn. The decision of the arbitrator shall be final and binding on both parties. Expenses of the arbitrator are to be shared equally by the Union and the Company.


Section B. Any steps in the procedure may be omitted or extended by the mutual consent of the parties.


                          ARTICLE 19 - PAY DAY

Section A. Employees shall receive a check covering their earnings in full (less authorized deductions) every two (2) weeks and shall be paid within one (1) week after the close of the payroll period.

Section B. When pay day falls on a holiday, the Company shall distribute the checks on the preceding day, if possible.

Section C.  Employees shall receive their check in a sealed envelope.

Section D. An employee's total hours paid will appear on each pay stub and will include a bi-weekly and year-to-date hours total.


                          ARTICLE 20- GLOVES

Section A. The Company will furnish appropriate gloves to employees as required by work assignment. Worn out gloves must be turned in to receive a pair of new gloves.


                       ARTICLE 21- PENSION PLAN

Section A. The Company agrees that the present pension program shall be considered as part of this Agreement and shall remain in effect during the life of this contract. Effective July 1, 2003, the benefit rate and accruals shall be frozen. Employees shall not accrue any additional benefits after July 1, 2003. The Company shall continue to fund the plan until it is advised by its actuaries that it is fully funded, as per the benefit levels provided for by the previous collective bargaining agreement. The Company will not terminate the plan during the term of this agreement without the Union's agreement.

Section B. The pension plan shall provide a benefit of $3.00 per month times all years of service prior to January 1, 1979 and effective April 1, 2003, $13.00 per month for all years of service after January 1, 1979 and up to July 1, 2003.




                                    57
Section C.  Qualifying hours for the pension are as follows:

April 1, 1993 - 1650
April 1, 1996 - 1400
April 4, 1999 - 1300


Section D. Effective July 1, 2003, employees shall be eligible for participation in the Houze Glass 401(k) program. The Company shall contribute $.05 per hour worked for all eligible employees. Effective April 1, 2004, the Company shall contribute $.06 per hour for all eligible employees.

As soon as the Company's payroll processor's system will accommodate the transaction, the Company's contribution to the 401K program will be deposited each pay into each employees account.


                    ARTICLE 22 - OFFICIAL UNION LABEL

The official union label shall appear on all cartons, cases, or containers of any kind, or on ware if buyer desires. The Employer will cooperate fully with the Union in promoting the use of the Union label.


                      ARTICLE 23- WORKING FOREMEN

Salaried workers shall not perform any work depriving bargaining unit workers of his or her work. Only exceptions may occur during emergencies, installations, debugging, or training periods on new processes.


     ARTICLE 24 - LIFE INSURANCE AND SICKNESS AND ACCIDENT INSURANCE

Section A. Effective April 1, 2003, employees shall be eligible for Sickness and Accident benefit insurance of $125 per week which is payable on the first day of accident or 8th day of illness for a maximum of 13 weeks. This benefit applies only to employees on the active payroll and who have worked a minimum of 1,000 hours in the prior calendar year. Effective April 1, 2004, the sickness and accident benefit shall be increased to $150 per week which is payable on the first day of accident or eighth day of illness for a maximum of 13 weeks. Payment of benefits will be subject to medical verification in accordance with normal insurance standards.

Section B. Effective April 1, 2003, or as soon thereafter as practicable, a $15,000 group term life insurance benefit will be available to all employees on the active payroll who meet the insurance company's eligibility standards. Coverage under this provision will continue up to 12 months from the last day worked.





                                    58


                       ARTICLE 25- FUNERAL LEAVE

Section A. For each non-probationary employee, the Company will pay such employee for time necessarily lost from his regular work schedule up to three (3) consecutive eight-hour shifts at his regular base rate, beginning with the date of death and ending with date of funeral of a spouse, child, parent, parent-in-law, brother, sister, grandparent or grandchildren. For each non-probationary employee, the Company will pay such employee for time necessarily lost from his regular work schedule for one 8-hour shift at his regular base rate in order to attend the funeral of an aunt or uncle.

Section B. For each non-probationary employee, the Company will grant two (2) additional days off without pay while said employee is arranging for or attending the funeral of a spouse, child, or parent.

Section C. All such absences under this Article shall be reported to the Company by the employee as soon as the employee is aware of the necessity to be absent.

                  ARTICLE 26- NOTICE OF DEDUCTIONS

In the event the Company is legally obliged to make deductions from any employee's pay, which have not specifically been authorized by him, the Company will give the employee advance notice of the pending deduction.


                ARTICLE 27 - TIME LOST DUE TO INJURY

Section A. If an employee, injured in the performance of his assigned work requires the attention of a physician, and if in the opinion of the physician, he is unable to resume work, he shall be paid for the time so lost during the remainder of the shift on which the injury occurred. Pay shall be at the regular base rate of the job the employee was performing when injured.

Section B. If an employee is injured in the performance of his assigned work, and requires medical attention, the Company shall provide transportation for the employee or employees, to a proper care unit.

Section C. When transportation to an Emergency Room is indicated for the injured employee, 911 will be called to dispatch an emergency vehicle (ambulance) to provide this transportation in all cases where any medical problem is suspected. The only time that other transportation should be considered is for obvious accidents that may require stitches such as a cut hand or minor burns.








                                    59
Section D. Anytime that an injured employee is transported to an Emergency Room, the supervisor is responsible for notifying that employee's family of the accident immediately. An attempt to contact the next of kin or a member of the immediate family will be made at once.
The family will be advised where the injured employee was taken for treatment.

Section E. Supervisor will prepare an accident report containing all information requested and submit same to Personnel Administrator on a timely basis.


                     ARTICLE 28 - LEAVE OF ABSENCE

Section A. Leaves will be provided in accordance with the Company's FMLA policy.

Section B. An employee on leave of absence will not accept other employment in lieu of his job under this Agreement unless prior consent has been given by the Company. Any employee who obtains a leave of absence under deliberate false pretenses shall be subject to discharge.

Section C. An employee who fails to return to work at the termination of such leave, or fails to notify the Company once each thirty (30) days as to his status, or finds other employment during this period shall be considered as terminated.

Section D. Personal leave of absence of up to thirty (30) days without pay may be granted by the Company for good and sufficient cause by prior written approval of the Company, provided it is practical for the Company to grant such leave in circumstances not covered by the FMLA policy.


                      ARTICLE 29- PLANT NOTICES

The Company will supply the Union President with a copy of every plant notice or plant rule currently in effect. Hereafter, during the life of this Agreement, the Union President will receive a copy of every new plant rule, in order that he may properly be informed of material that could change the status of the members of the Local Union. Plant notices or plant rules will be posted throughout the plant, as in the past.


                    ARTICLE 30 - MISCELLANEOUS

Section A. Whenever the masculine gender is used in this Agreement, it shall also include the feminine gender.

Section B. There shall be a fifteen (15) minute break with pay on Saturday or Sunday shifts scheduled for six (6) hours or more without a lunch break.

Section C Disciplinary notices more than eighteen (18) months old will not be used as a basis for progressive discipline.


                                    60
                ARTICLE 31 - REMINDERS TO ALL EMPLOYEES

Item 1. In case of sickness or inability to work, the employee shall make a reasonable effort to notify his foreman as far as possible prior to the time to go to work.

Item 2. An unexcused absence of three (3) days or longer requires a written doctor's release.

Item 3. Repeated violations of Item 1 or Item 2 will result in disciplinary action taken against the employee.


                  ARTICLE  32- PROBATIONARY EMPLOYEES

Item 1. The first four hundred eighty (480) hours of employment will be probationary; however, provisions of this contract will apply to the new employees with regard to all matters except that the discharge of a new employee, unsatisfactory to the Company during this four hundred eighty
(480) hour probationary period, shall not be a matter for grievance.

Item 2. The four hundred eighty (480) hours clause referred to above, is not applicable to a call back from a temporary layoff if such person has previously worked for the Company for a period of four hundred eighty
(480) hours or more.

Item 3. Probationary employees hired after the execution date of this Agreement shall not attain permanent departmental seniority until such time as they have completed their probationary period. Probationary employees may have their probationary period ended and be made a permanent employee prior to the end of the required period if the Company so elects.

Item 4. Apprentice artists, in the Art Department, will serve as a probationary period, the first 960 hours worked. However, provisions of this contract will apply to new employees with regard to all matters except that the discharge of a new employee, unsatisfactory to the Company during this 960 hour period, will not be a matter of grievance.

Item 5. Under no circumstances shall any probationary employee be scheduled to work, unless all qualified regular employees have been offered the opportunity to work pursuant to the contract This rule will not apply to the following skilled apprenticeships: Machinists, Millwright (Electrician), Staff Artist.

Item 6. The Company will use the following schedule to pay new employees entering the Union ranks after February 1, 2003 and during the life of this contract.

A.  From hire date to completion of probationary period - $6.25 per hour.

B. For the next 1,520 hours worked after completion of the probationary period - $1.50 per hour less than the lowest union job rate.



                                    61
C. Completion of 2,000 hours worked as referred to in A. and B. above - Full job rate.


                      ARTICLE 33 - WORK SCHEDULES

Section A. Management shall endeavor to establish work schedules, starting and quitting times that are mutually satisfactory to both the Company and the employees. Management shall endeavor to post at least twenty-four (24) hours in advance, any changes in schedules involving other days of the week not previously worked or changes in starting or quitting time.

Section B. The afternoon and midnight shifts are considered night shifts. No employee will be required to work on the night shift longer than two (2) consecutive weeks.

Section C. The Company will endeavor to post work schedules no later than 2:00 p.m., on any given work day.

Section D. Management will make every effort to retain employees on their scheduled shift for at least two (2) normal eight (8) hour work days, unless laid off due to lack of work and to retain employees recalled from layoff on their scheduled shift for at least two (2) normal eight (8) hour work days unless laid off due to lack of work. This will reduce the frequency of switching from one shift to another.

Section E. Screeners assigned to the five color printers may request to be moved to another machine for the following day, and such a request will be honored whenever possible.

Section F.  Employee scheduling - mid-week recall.

Item 1. Scheduling calls will be made by supervision between the hours of 1:00 p.m. to 4:00 p.m., Monday through Thursday.

Item 2. Every employee must supply supervision with a valid telephone number for call-in purposes.

Item 3. Employees may call in to their supervisor by 1:00 p.m. to advise of their availability.

Item 4. Using the seniority lists, an employee will be called two (2) times. Employees will be required to have an answering machine. Leaving a message on an answering machine constitutes contact. If still no contact is made, the Company will skip over this employee, and call the next employee on the seniority list who shall be offered any work for the remainder of the week.

Item 5. If the Company cannot make contact or if the answering machine in not turned on, the employee shall receive one point under the attendance policy. If the Company does not make contact on the first call, a union representative will be involved in the second call.



                                    62
Item 6. Up to three times a year, employees who are notified on Friday that there is no work for them on Monday may inform the Company that they will not be available for other work the following week. Such notice will not result in any points under the absentee program.

Item 7.  Due to absenteeism, exceptions to Item 1 will occur.

Item 8. On employee call-backs from layoff, employee must be given an eight (8) hour notice before reporting for shift.

Section G. Those employees not actively working shall call the facility each Friday between 11 a.m. and 2 p.m. to obtain the work schedule for the following week. Employees working the third shift finishing Friday morning will be notified of the next week's schedule either at the end of their shift or in accordance with Section F.

                       ARTICLE 34 - JOB TRANSFERS

Section A. - Temporary Transfer.

An employee temporarily transferred to any other job paying a lower rate shall be paid his regular rate if work is available for him on his regular job.

Section B. - The job request policy will provide existing employees with a means by which a particular employee can be considered for jobs which are not promotions. Promotions are handled by the job posting system. Job request policy applies only to jobs which are under Union jurisdiction. It does not apply to professional, technical, clerical jobs: Apprenticeships, or jobs that require specialized training or experience. Employees on extended layoff, as well as active employees, are covered.

Item 1. Interested employees will apply for consideration with the Personnel Manager. Requests must be renewed on or about January 1st of each calendar year to be considered current.

Item 2. As job openings under the job request policy occur, the Company will give first consideration to the "Job Requests" currently on file. The Company giving full consideration to seniority will have the exclusive right in making the selection.

Item 3. Employees selected to fill job openings will be considered probationary employees on such jobs for the first thirty (30) working days. A probationary employee who is rejected by the Company prior to completion of the probationary period shall return to his/her status as it was immediately prior to being selected without loss of department seniority in the former department.

Item 4. The number of job requests that a particular employee can have on file at one time is limited to two (2).





                                    63
                      ARTICLE 35   SUBCONTRACTING

The Company shall not exercise its right to subcontract unreasonable. For purposes of this article, economic savings shall, among other reasons, be considered a reasonable basis for subcontracting.


                        ARTICLE 36 - INCENTIVES

The Company and Union agree that incentive opportunity exists only where the application of skill and effort above normal results in increased earnings to the employee and reduced costs to the Company.

The Company will continue the incentive system and maintain the right to establish new systems that would be fair and equitable to both the Company and employees. All incentive plans will be reviewed by the Company and Union representatives, with both parties having the opportunity to express their opinions, and make suggestions concerning the application of the plans. Each employees' base rate per day will be guaranteed under any incentive plan, with all plans mutually agreed by both parties before being installed.

                ARTICLE 37 - SAFETY, HEALTH AND WELLNESS

Item 1. The Company and the Union will cooperate to minimize and/or eliminate accidents and health hazards. The Company will install and maintain such safety devices and equipment as it determines are reasonably necessary and feasible for the safety and health of its employees.

Item 2. A safety, health and wellness committee composed of one representative or their designee of the Union and a Company representative shall meet and conduct a monthly inspection of the plant. The Union representative will be paid for this time away from the job. Objective of inspections is for the purpose of making suggestions and/or recommendations on safety and/or wellness matters.

Item 3. The Company will continue to make available non-prescription safety glasses for the use of its employees. Safety glasses will be replaced by the Company only on the basis of reasonable wear and tear.

Item 4. The Company will conduct training sessions, on the use of fire fighting equipment, at least one (1) time each year of this contract. This training will also include fire drills.

                        ARTICLE 38- JURY DUTY

Each non-probationary employee will receive pay for the time necessarily lost from work, for not more than ten (10) work days, because the employee is called to and does report for jury duty. Payment for such time lost will be the difference between the employee's straight time hour rate for such time lost (up to eight (8) hours per work day) and the jury pay received by the employee. Such employee shall immediately notify the Company when he is called to jury duty and shall present evidence of his time lost and jury pay as a result of said jury service.

                                    64
                  CONDITIONS AND TERMS OF AGREEMENT

Both parties to this contract agree to perform their respective duties and responsibilities in a fair and reasonable manner consistent with the dynamics of the marketplace for custom- imprinted products and the needs of Houze's customers.

The above together with those terms, provisions and articles of agreement not specifically changed by this Agreement shall constitute the complete agreement which shall continue in effect until Midnight, March 31, 2005, and thereafter so long as negotiations for a new or modified agreement shall continue.



HOUZE GLASS CORPORATION                  UNITED STEEL WORKERS OF
                                         AMERIACA, AFL-CIO-CLC

/s/ David Weimer                         /s/ Leo W. Gerard
-------------------------                --------------------------
David Weimer                             Leo W. Gerard
President                                International President

/s/ Ken Kubicar                          /s/ James D. English
-------------------------                --------------------------
Ken Kubicar                              James D. English
Scheduling Manager                       International Secretary

/s/ Linda Kubicar                        /s/ Andrew V Palm
-------------------------                --------------------------
Linda Kubicar                            Andrew V. Palm
Office Manager                           V.P. Administration

                                         /s/ Leon Lynch
                                         --------------------------
                                         Leon Lynch
                                         V.P. Human Affairs

                                         /s/ John DeFazio
                                         --------------------------
                                         District Director

                                         /s/ James P. Watt
                                         --------------------------
                                         James P. Watt
                                         Staff Representative

                                         /s/ David McIntire
                                         --------------------------
                                         David McIntire
                                         President Local 547T

                                         /s/ Partricia Adams
                                         --------------------------
                                         Patricia Adams
                                         Recording Secretary Local 547T
                                    65
                   APPENDIX A - ABSENTEE POLICY

1.    The absentee policy will be based on a point system.

6 points          Written Warning
8 points          Second Written Warning
10 points         Termination of Employment

2.    One point will be given for each day employee is absent.
Consecutive days will be counted as 1 point. Tardiness or leaving early will count as 1/2 point, unless the time is more than 2 hours, then it will count as 1 point.

3. Each point, or fraction thereof, will remain on the employee's record for a period of 6 months. The absentee policy is continuous and does not "clear out" at the end of the year.

4.    Vacation time must be scheduled prior to using it.

5. Employees on family or medical leave of absence will not accumulate points.

6. Two doctor excuses will be honored within each calendar year and not charged. These excuses will be honored only upon presentation of a doctor excuse.

7. The Company shall make available copies of all bargaining unit employee's status under the Absentee Policy to each union officer on a weekly basis.

8. Each calendar year, each employee shall be permitted a cumulative thirty minute grace period for tardiness and/or leaving work early. The grace period shall be applied to incidents in chronological order.

We depend upon our employees to maintain a good attendance record. This absentee policy addresses random acts of absences and tardiness. The current contract, between Houze Glass Corporation and the American Flint Glass Workers Union, addresses other reasons that may cause an employee to be absent from work which will not result in a point, i.e. scheduled vacation, jury duty or funeral leave. If you have a situation that is not covered by these policies, please speak to your supervisor.















                                    66
Exhibit 31.1
------------

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) [Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-
47986.]
      (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
                                    67
5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 14, 2004
      ---------------------


/s/ John H. Sanford
---------------------------
John H. Sanford
Chief Executive Officer and
Chief Financial Officer






















                                    68

Exhibit 32.1
-------------

Wilson Brothers USA, Inc.
Certification Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report of Wilson Brothers USA, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John H. Sanford, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John H. Sanford
------------------------------------
John H. Sanford
Chief Executive Officer
and Chief Financial Officer
May 14, 2004


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







                                    69

1