Form 10QSB
period 2004-06-30
WILSON BROTHERS USA INC
filed 2004-08-16
CIK 107469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3329

WILSON BROTHERS USA, INC.

(Exact name of small business issuer as specified in its charter)

Illinois	36-1971260
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

1072 U.S. Highway 175

Kaufman, Texas 75142

(Address of principal executive offices)

Issuer’s telephone number: (972) 962-5484

10,021,532

(Number of shares of Common Stock, par value $0.01 per share, outstanding as of August 16, 2004)

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Wilson Brothers USA, Inc. and Subsidiaries

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$267	$224
Receivables, less allowance of $208,000 in 2004 and $260,000 in 2003	3,084	2,540
Inventories	2,884	2,920
Prepaid advertising and trade shows	109	121
Other	250	113

Total current assets	6,594	5,918

Goodwill	487	487
Trademark	61	61
Non-compete agreement, less accumulated amortization of $46,000 in 2004 and $29,000 in 2003	54	71
Properties and Equipment, at cost less accumulated depreciation of $3,102,000 in 2004 and $2,947,000 in 2003	1,269	1,271
Other non-current assets	142	110

	$8,607	$7,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term debt	$3,943	$3,926
Current portion of notes payable	457	499
Short-term portion of obligation under capital leases	19	19
Trade accounts payable	3,434	2,990
Accrued salaries and other employee costs	467	361
Accrued interest due others	9	11
Other current liabilities	577	626

Total current liabilities	8,906	8,432

Notes payable to others	472	489
Obligations under capital leases	7	17
Non-current portion of pension liability	295	295
Other liabilities	165	138

	939	939

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 10,021,532 shares in 2004 and in 2003	100	100
Capital in excess of par value	14,850	14,850
Accumulated other comprehensive income	(131)	(136)
Accumulated deficit	(16,057)	(16,267)

	(1,238)	(1,453)

Total Liabilities and Stockholders’ Equity	$8,607	$7,918

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Net sales	$5,986	$6,124	$10,878	$10,496

Cost of sales	4,271	4,365	7,938	7,862

Gross profit	1,715	1,759	2,940	2,634

Selling, general and administrative expenses	1,236	1,528	2,510	2,925

Net Income (Loss) from operations	479	231	430	(291)

Other expense:
Interest expense	94	57	158	96
Other, net	27	(1)	62	(23)

	121	56	220	73

Income from operations before provision for income taxes	358	175	210	(364)

Income tax provision (benefit)	—	—	—	—
Net Income (Loss)	358	175	210	(364)

Income (Loss) per share
Basic	$0.04	$0.02	$0.02	$(0.04)
Diluted	$0.04	$0.02	$0.02	$(0.04)

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED June 30, 2004

(Unaudited)

(In thousands)

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance 12/31/02	$100	$14,839	$(140)	$(13,723)	$1,076

Net loss	—	—	—	(2,544)	(2,544)

Unrealized Loss	—	—	(2)	—	(2)

Exercise of warrants	—	2	—	—	2

Closure of consolidated subsidiary	—	9	—	—	9

Additional pension liability adjustment	—	—	6	—	6

Balance 12/31/03	$100	$14,850	$(136)	$(16,267)	$(1,453)

Net income	—	—	—	210	210

Unrealized Gain	—	—	5	—	5

Balance 6/30/04	$100	$14,850	$(131)	$(16,057)	$(1,238)

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net Income/(loss)	$210	$(364)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority Interest	—	(9)
Depreciation and amortization	179	185
Decrease (Increase) in receivables	(492)	(586)
Provision for losses on accounts receivable	(52)	(59)
Decrease (Increase) in inventories	36	(1,335)
Decrease (Increase) in prepaid advertising and Trade shows	12	(162)
Decrease (Increase) in other current assets	(137)	(49)
Increase (Decrease) in accounts payable	444	2,170
Increase (Decrease) in accrued salaries and other current liabilities	57	(253)
Increase (Decrease) in accrued interest due others	(2)	—
Deferred gross profit on estimated returns	—	(365)

Net cash provided by (used in) operating activities	255	(827)

Cash flows used in investing activities:
Purchase of fixed assets	(160)	(67)

Net cash used in investing activities	(160)	(67)

Cash flows from financing activities:
Repayments of long-term debt	(59)	(88)
Repayment of obligations under capital leases	(10)	(6)
Proceeds from stock issuance	—	2
Net increase in lines of credit	17	882
Proceeds from short-term debt	10	50
Repayments of short-term debt	(10)	(58)

Net cash provided by (used in) financing activities	(52)	782

Net Increase (Decrease) in cash and equivalents	43	(112)
Cash and equivalents at beginning of period	224	447

Cash and equivalents at end of period	$267	$335

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$160	$110

See accompanying notes to consolidated financial statements.

Summary of Significant Accounting Policies

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by Wilson Brothers USA, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods shown are not necessarily indicative of the results that may be expected for the year. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to “the Company” includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise. As of June 30, 2004, the Company had four wholly-owned subsidiaries, Numo Manufacturing, Inc. (“Numo”) previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation (“Houze”), Wilson Brothers SC, Inc. (“WBSC”), and Third Solution, Inc. (“TS”). During the first eleven months of 2002, the Company held a 75% ownership interest in Houze West LLC (“Houze West”). In December of 2002 Houze West was dissolved. The Company had transferred all of the operations of Houze West to Houze as of December 31, 1998. In addition as, of June 30, 2004, the Company had a 17.94% interest in BargainBuilder.com, Inc. (“BB.com”), which is accounted for under the equity method due to the Company’s influence over BB.com.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company located in South Carolina and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina. The Company’s principal executive offices are located at 1072 E. Highway 175, Kaufman, Texas 75142 .

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Specifically, $121,000 was reclassified from other current assets to prepaid advertising and trade shows. Also, $23,000 was reclassified from other current liabilities to accrued salaries.

Employee Stock Based Compensation

The Company has adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company measures compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. For the six months ended June 30, 2004, no options were granted.

Earning (Loss) per Share

Earnings (Loss) per Share has been calculated using the weighted average number of outstanding shares of common stock of 10,021,532 and 10,019,087 for June 30, 2004 and June 30, 2003, respectively.

Concentrations

The Company maintains cash balances at financial institutions where accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At June 30, 2004 and December 31, 2003, the Company had $89,000 and $397,000, respectively, on deposit in excess of insured limits.

Approximately 66% and 65% of the Company’s total Notes Payable and Line of Credit as of June 30, 2004 and December 31, 2003, respectively, is under Numo’s debt agreements with Comerica Bank, a Michigan banking corporation and successor by merger to Comerica Bank Texas (“Comerica”). If Comerica decides to demand the outstanding balance from Numo, this action will have a material adverse effect on the Company and the Company may be unable to continue operations if other financing is not available.

Approximately 10% of net sales were to Wal-Mart Stores, Inc. (“Wal-Mart”) for the quarter ended June 30, 2004.

Other Information

Depreciation and amortization expense was $179,000 and $185,000 for the quarters ending June 30, 2004 and 2003, respectively. Rent expense was $238,000 and $163,000 for the quarters ending June 30, 2004 and 2003, respectively.

(2) Federal Income Taxes

The Company’s effective tax rate in the second quarter of fiscal 2004 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

For the Quarter Ended June 30, 2004

(In thousands)

Income before income taxes	$358
Statutory Rate	35%

Total computed tax expense	125

Utilization of loss carryforward	(93)

Valuation allowance adjustment	(33)

Permanent differences and other	3

Adjustment of Prior Year Accruals	(2)

0

(3) Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

	June 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$2,166	$2,121
Work in process	353	282
Finished goods	603	746

	$3,122	$3,149
Reserve	(238)	(229)

	$2,884	$2,920

(4) Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At June 30, 2004 and 2003, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry’s Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended June 30, 2004 and 2003.

On July 29, 2003, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Shamrock Cake Company, Inc. The agreement is for a period of three years from July 29, 2003, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 for the quarter ended June 30, 2004.

On December 31, 2002, the Company recorded an intangible asset of $72,000 for unrecognized prior service costs pursuant to changes in its defined benefit pension plan. Effective July 1, 2003, the Company froze this plan. Pursuant to SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company wrote off the $72,000 asset during the third quarter of 2003.

(5) Short-term Borrowings

The Company’s ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by John H. Sanford, the Company’s Chief Executive Officer, Chief Financial Officer and Director, and are collateralized by all of Houze’s equipment, inventory and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze is not in compliance with some of these covenants as of June 30, 2004. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt.

As of June 30, 2004, the Houze’s outstanding balance on the line is $575,000. The bank has made demand upon Houze for full payment of the line of credit. The management of Houze is currently in negotiations with the bank to cure the deficiencies due to lack of compliance with the covenants. If negotiations are not successful with the bank and the bank decides to pursue the outstanding balance, this will have a material adverse effect on the Company.

During 2002, Numo executed a revolving line of credit with Comerica, under which Numo can borrow up to $2,500,000. Interest was at Comerica’s prime rate. Advances were collateralized by Numo’s accounts receivable and inventory and were guaranteed by the Company. Advances were limited to 80% of Numo’s under 90-day accounts receivable and 50% of its raw materials inventory. Comerica charged a fee of ..25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term.

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

The amendments also allowed Numo to include as eligible inventory in its borrowing base finished goods of $450,000 from the date of the amendments until November 29, 2003; and finished goods of $250,000 until December 30, 2003. After December 30, 2003, finished goods were not included in the definition of eligible inventory.

The line expired March 1, 2004. Numo executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo is not compliant with three of its debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to Comerica’s prime rate plus 2.50%. Numo executed a Second Forebearance Loan Modification Agreement with Comerica effective May 1, 2004. In the second agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until October 1, 2004. In the agreement the interest rate remained at Comerica’s prime rate plus 2.50%.

As of June 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica as well as other lending institutions to provide new working capital financing. However, if an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $238,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2004. If Comerica decides to demand the outstanding balances owed, $3.2 million as of June 30, 2004, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations if other financing is not available.

Additional short-term borrowings include:

	June 30, 2004	December 31, 2003
	(In thousands)
Line of credit at Houze (see above)	$575	$574

Line of credit at Numo (see above)	2,920	2,893

Note payable to Big Tree Road, LLC, a related party, principal due upon maturity of the note. The loan was due to mature on July 18, 2003. On July 7, 2003, Big Tree Road, LLC, extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the next 12 months. Interest is payable monthly at 4% plus prime. The loan is personally guaranteed by Mr. Sanford and collateralized by his 3% interest in Blind John, LLC and 972,326 shares of the Company’s common stock.	448	448

Line of credit of $20,000 from American Express. Interest payable at prime plus 1.99% to 3.99%.	0	11

Total short-term borrowings	$3,943	$3,926

(6) Notes Payable to Affiliates and Others

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Note payable to Comerica. Principal payments of $3,949 payable monthly, plus interest at the bank’s prime rate. Effective March 1, 2004 interest is at the bank’s prime rate plus 2.5%. The note matures on March 1, 2009. The original liability totaled $332,000. The note is secured by all of the Company’s receivables, inventory and equipment and is guaranteed by the Company.	225	248

Equipment line of credit with Comerica, under which Numo can borrow up to $250,000. The line can only be used to purchase equipment. Principal payments of $2,137 payable monthly, plus interest. Effective March 1, 2004 interest is at the bank’s prime rate plus 2.5%. Advances on the line are limited to 80% of the equipment’s purchase price. The line is guaranteed by the Company and secured by new equipment purchased, which equaled $160,000 at June 30, 2004 and December 31, 2003. The note matures in October 2007.	85	98

Note to Suncrest Commerce Center LLC (“Suncrest”) in satisfaction of Houze West lease liability. The original liability totaled $150,000. Principal payments of $25,000 plus interest at 7% are due annually. Secured by letter of credit at Numo for $80,250, which expires in January 2005, to be renewed annually at a decreased amount through January 2007. The line names Suncrest as beneficiary. This letter of credit remained unused at June 30, 2004.	75	75

Liability pursuant to purchase agreement with Kerry’s Etcetera (see Note 8 below) whereby Numo pays the previous owner, Kerry Turner, $7,000 per month for 105 months. The original liability totaled $735,000. The present value of these payments was calculated at Numo’s current borrowing rate of 4.75% and originally equaled $600,433. The discount is being amortized over 105 months, the term of the liability. The balance shown is net of the unamortized discount of $110,000 at June 30, 2004 and $114,000 at December 31, 2003. This debt is subordinate to the Comerica debt.	357	380

Liability pursuant to purchase agreement with Shamrock Cake Company, Inc. Under the agreement, the Company executed a promissory note in the principal amount of $225,000. Principal on the note is due as follows: $37,880 is due August 29, 2003 and $62,373 is due on each July 15, 2004, 2005 and 2006. Interest on the promissory note will accrue at prime plus 2%. The note is secured by the assets purchased by the Company and is personally guaranteed by the Company’s Chief Executive Officer and Chief Financial Officer, John Sanford. This debt is subordinate to the Comerica debt.	187	187

	929	988
Less current portion	(457)	(499)

Total long-term debt	$472	$489

(7) Commitments and Contingencies

For the six months ended June 30, 2004, the Company incurred net profits from operations of $0.2 million, however the Company had an accumulated deficit of $16.0 million and a consolidated working capital deficit of $2.3 million.

For the six months ended June 30, 2003, the Company incurred losses from operations of $0.36 million and the Company had an accumulated deficit of $14.1 million and a consolidated working capital deficit of $0.17 million.

The Company’s ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and renewing its financing from its bank or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements, and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

Two lawsuits have been filed against S. Co., Inc. Based on prior disclosure documents of the Company, it appears that the Company owned all of the shares of S. Co., Inc. and discontinued its operations and liquidated its assets in 1961. The Company has been unable to locate any records of actual ownership or disposition of the shares of S. Co., Inc. stock. S. Co., Inc. was included as a defendant in the first lawsuit, “Anthony Pellegrino v. A.C. and S., Inc. (Armstrong Contracting & Supply), et al., including S. Co., Inc., F/K/A Scaife Company, as successor in interest to Rockwell Spring & Axle Company’s, Timken Silent Automatic Division,” in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Orange, on December 10, 2002; and was included as a defendant in the second lawsuit, “James P. Petreikis & Jane L. Petreikis v. A.C.&S., et al., including S. Co., Inc., as successor in interest to Timken-Detroit Axle Company,” in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Onondaga, on January 13, 2003. Both cases are multi-defendant personal injury actions alleging damages in excess of $10 million due to alleged asbestos exposure. The Company is not named in either litigation. As of June 16, 2003, default judgment on the issue of liability was entered against S. Co., Inc. in the Pellegrino litigation. As of June 16, 2003, in the Petreikis litigation, plaintiff had given notice that it will seek entry of default against S. Co., Inc. No liability has been recorded on the consolidated balance sheet at June 30, 2004, for either of these lawsuits.

In addition the Company is currently engaged in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

(8) Acquisitions, Dispositions and Formations

On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (“ES”) for $920,000. ES, with its principal office in Greenwood, South Carolina, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly-owned by members of the family of Mr. Sanford. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth months. On November 10, 2001, the loan was assigned to Big Tree Road, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. Due to the loss in 2003 the Company has been unable to reduce principal by $5,000 per month and is currently in default with Big Tree Road, LLC. The Company is in negotiations to renew and extend the loan for another twelve month period. The interest rate remains 4% plus prime. The weighted average interest rate during the first six months of 2004 and the full year of 2003 was 8.00% and 8.12%, respectively. The investment in ES was sold in March 2002.

On September 3, 2002, Numo purchased certain assets of Kerry’s Etcetera, a ceramic, glass and plastic decorator, pursuant to an asset purchase agreement. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo’s September 3, 2002, borrowing rate of 4.75% and equaled $600,433 as of that date. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time. If Numo terminates the agreement, all Kerry’s Etcetera assets remaining in Numo’s possession at the date of termination will be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner’s existing indebtedness encumbering the premises.

In connection with the asset purchase, Mr. Turner signed a non-compete agreement for a period of three years from September 3, 2002. As long as Numo continues to pay $7,000 a month to Mr. Turner or pays the entire purchase price, Mr. Turner cannot engage, directly or indirectly, in any business which directly competes against Numo in the business of the decoration and sale of glass, ceramic and plastic items and related activities in the United States. Under the terms of the asset purchase agreement, if Mr. Turner’s employment with Numo is terminated, the non-compete agreement will be null and void. The intangible asset will be amortized over three years, the life of the agreement.

The acquisition of these assets expands the Company’s product lines. The Company is presently operating the business as a division under the name Kerry’s Etcetera. The accompanying consolidated financial statements include operations of the subsidiary as of the date of acquisition.

The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment	$252
Inventory	54
Non-compete agreement	50
Goodwill	244

$600

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

In connection with the asset purchase, Shamrock Cake Company, Inc., William R. Moser, an officer and director of Shamrock, and Eleanor B. Moser, an officer, director and the sole shareholder of Shamrock signed a non-compete agreement for a period of three years from July 29, 2003. Shamrock Cake Company and Mr. and Mrs. Moser cannot engage, directly or indirectly, in any business, which directly or indirectly competes against Numo in the business of specialty food preparation in the United States. The intangible asset will be amortized over three years, the life of the agreement.

The acquisition of these assets expands the Company’s product lines. The Company is presently operating the business as a division under the name Old Plantation Foods. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment	$38
Inventory	85
Non-compete agreement	50
Goodwill	170

$343

(9) Related Party Transactions

There were no charges from affiliates for the quarter ending June 30, 2004 and the year ending December 31, 2003 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $10,000 for the quarters ended June 30, 2004 and 2003, respectively.

At June 30, 2004 and December 31, 2003, amounts due from Kerry’s Etcetera totaled $52,000 and $47,000, respectively.

During 2003, Mr. Sanford’s mother exercised her stock warrants, purchasing 7,500 shares of the Company’s common stock at $.25 per share.

Included in other current assets at March 31, 2003 is $25,000 due from BB.com, which assumed the liability from one of its employees effective January 1, 2003. On February 11, 2004 BB.com paid the balance in full.

At various times during 2004 and 2003, WBSC borrowed a total of $10,000 and $10,000, respectively, from Frank J. Zanin, Jr., the Company’s former Chief Executive Officer, Chief Financial Officer and director to provide working capital for WBSC pursuant to a promissory note payable over various terms and interest rates. All notes were paid in full by February 13, 2004.

During October 2003, Numo borrowed from Mr. Zanin $60,000 to fund payroll expenses. Mr. Zanin’s note carried interest at 6% and was paid in full on November 25, 2003.

During 2002, the Company moved its corporate office to an office owned by Mr. Zanin, who charges the Company no rent for use of this space.

Numo rents a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varies and is based on the amount necessary to service Mr. Turner’s existing indebtedness encumbering the premises. Rent expense for the six months ending June 30, 2004 and 2003, equaled $21,600 and $32,000, respectively. In addition to the month-to-month lease, as of June 30, 2004, Numo loaned Mr. Turner $47,000 as an employee loan. An interest rate for the employee loan has not been agreed to as of June 30, 2004.

During the first half of 2003, Houze rented warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2003.

Information concerning certain other transactions between the Company and other corporations or entities, which may be deemed to be affiliates, or related parties of the Company is included elsewhere herein.

(10) Going Concern

The Company had net income from operations of $358,000 for the quarter ended June 30, 2004 and a net loss of $2,544,000 for the year ended December 31, 2003. Also, the Company had total stockholders’ deficit of $1,238,000 and a working capital deficit of $2,312,000 as of June 30, 2004. The 2003 loss is primarily due to a decrease in the gross profit caused by the inefficiency of operating out of five locations and not managing labor costs effectively. The working capital deficit is due to the loss, the reclassification of long-term debt to short-term due to non-compliance with debt covenants, and increased inventory levels. Also, the sales to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases had a negative impact on 2003 cash flow. Expansion of product lines and several years of sales growth increased the need for working capital.

These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

In response to these adverse conditions, management has implemented expense reductions, revenue enhancements and plans to reduce inventory by $1,400,000. Specifically, management has implemented staff reductions, reduced staff and management salaries, and plans to reduce payroll costs by approximately $200,000 per month. Also, management is working to postpone or eliminate nonessential capital expenditures, travel, and other expenses as well as to reduce general and administrative expenses. Management plans to reduce inventory by moving to a “just in time” raw materials ordering system and finished goods manufacturing system. Management believes the staff and inventory reductions are possible due to the Company consolidating its operations into one facility. The Company has hired a workout specialist to assist the Company in cutting costs, increasing the gross margin and decreasing inventory and accounts receivable. Management believes these factors will contribute toward achieving profitability.

Management is in negotiations with several lending institutions in order to obtain new financing for Numo’s working capital needs, as well as, discussions with Comerica to extend its debt agreement. If the extension is granted or new financing is obtained it will relieve the Company from having to repay the debt immediately.

The Company’s ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations. If these improvements are not achieved, the Company may be unable to generate sufficient cash flow to meet its obligations, and therefore, may be unable to continue operations.

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

(11) Stock Options

On June 2, 2003, the 2003 Equity Incentive plan was approved by the Company’s shareholders at the Company’s 2003 Annual Meeting of Shareholders. Under the plan 1,500,000 shares of the Company’s Common are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. As of June 30, 2004, no options have been granted under the plan.

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

(13) Subsequent Events

On October 20, 2003, Numo entered into a one year and one month lease with option to buy a 206,000 square foot manufacturing facility in Kaufman, Texas in order to consolidate Numo’s operations under one roof.

As consideration for Numo’s execution of the lease, Numo was granted an exclusive option and right to purchase the manufacturing facility for $2,125,000 through April 30, 2004. On April 28, 2004, the option and right to purchase was extended until May 30, 2004. For further information, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

On July 16, 2004 Numo consummated the purchase of the manufacturing facility by executing a first lien Deed of Trust Note in the amount of $1,500,000 payable to Graham Mortgage Corporation which note calls for monthly payments of $24,200.24 beginning September 1, 2004 and a second lien Real Estate Note in the amount of $521,000 payable to the seller, CHF Industries, Inc., which note calls for monthly payments of $20,000 starting on August 16, 2004. For further information and details see exhibit 10.3 and 10.4, respectively, attached herein.

As incentive to purchase the facility, the Kaufman Economic Development Corporation (“KEDC”) agreed to provide to Numo a loan in the amount of $119,000 and a grant in the amount of $106,000, both payable at closing (July 16, 2004).

The terms of the loan are as follows:

1.)	The loan is secured by a subordinate and inferior lien on the building;
2.)	The loan is to be repaid in quarterly installments of $9,916.67 each, with the first installment payable on or before 90 days after closing and continuing regularly and quarterly until the principal has been paid in full;
3.)	No interest will be due for the first six months, the second six months will accrue interest at the rate of 1% per annum, the next 12 months will accrue interest at the rate of 2% per annum, and the final 12 months will accrue interest at the rate of 3% per annum. The interest is payable in full quarterly as it accrues; and
4.)	The note can be prepaid in any amount at any time before maturity with no penalty.

The terms of the grant require Numo to employ an average of 250 employees during the first three years of operations, starting February 1, 2004. If Numo fails to employ an average of 250 employees during the three year period, the $106,000 grant is subject to full refund back to the KEDC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion contains certain forward-looking statements with respect to anticipated results that are subject to a number of risks and uncertainties. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, among other things, the following: business conditions and growth in the Company’s industry; general economic conditions; the addition or loss of significant customers; the loss of key personnel; product development; business acquisitions and joint ventures; competition; fluctuations in foreign currency exchange rates; rising costs of raw materials and the unavailability of sources of supply; the timing of orders placed by the Company’s customers; failure by the Company or its subsidiaries to maintain their credit facilities; whether the Company’s lenders will demand the outstanding balance of loans to the Company; and other risk factors stated from time to time in the Company’s periodic reports.

Overview

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to “the Company” includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise. As of June 30, 2004, the Company had four wholly-owned subsidiaries, Numo

Manufacturing, Inc. (“Numo”) previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation (“Houze”), Wilson Brothers SC, Inc. (“WBSC”), and Third Solution, Inc. (“TS”).

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company located in Beaufort, South Carolina and provides management and administrative services to the Company and its subsidiaries.

In addition, as of June 30, 2004, the Company had a 17.94% interest in BargainBuilder.com, Inc. (“BB.com”). BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina. The Company’s principal executive offices are located at 1072 E. Highway, Kaufman, Texas 75142.

Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by Mr. Sanford and are collateralized by Houze’s equipment, inventory, and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze is not in compliance with some of these covenants as of June 30, 2004. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt.

As of June 30, 2004, the Houze’s outstanding balance on the line is $575,000. The bank has made demand upon Houze for full payment of the line of credit. The management of Houze is currently in negotiations with the bank to cure the deficiencies due to lack of compliance with the covenants. If negotiations are not successful with the bank and the bank decides to pursue the outstanding balance, this will have a material adverse effect on the Company.

The revolving line of credit with Comerica expired March 1, 2004.

Numo executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to the bank’s prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Numo executed a Second Forebearance and Loan Modification Agreement

effective May 1, 2004. This agreement states Comerica has agreed to not accelerate the maturity of any of Numo’s indebtedness nor pursue foreclosure proceedings with Numo’s security agreement, and extends the maturity to October 1, 2004.

As of June 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica Bank as well as other lending institutions to provide new working capital financing. However, if an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $238,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2004. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed of $3.2 million, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations if other financing is not available. However, as is stated above, Numo has executed a Second Forebearance and Modification Agreement which extends the maturity to October 1, 2004.

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

During the second quarter of 2002, BB.com raised additional capital through the sale of its Series B Preferred Stock. In connection with this stock offering the Company agreed to provide certain guarantees that if BB.com files bankruptcy within the twenty-four months after the stock sale or has sales less than $2.0 million for any twelve month period occurring prior to the twenty-four months after the stock sale, the Company will execute a $250,000 promissory note at 8% per annum payable quarterly over five years in favor of the BB.com investors. As of June 30, 2004, the Company has not had to execute a promissory note.

As previously reported in the Company’s Annual Report on Form 10-KSB, the Company’s ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

Results of Operations

Three Months Ended June 30, 2004 Compared with the Three Months Ended June 30, 2003

Net sales for the second quarter were $6.0 million a decrease of $0.1 million, over the three months ended June 30, 2003. Net sales remained relatively stable for the second quarter for both operating entities, Numo and Houze. Numo’s sales for the second quarter of 2004 were $5.0 million, a slight decrease of $0.2 million, over the three months ended June 30, 2003. Houze’s sales did not materially change for the three months ended as compared to the same period ended June 30, 2003.

Gross Profit remained steady $1.7 million for the three months ended June 30, 2004 as compared to $1.8 million for the three months ended June 30, 2003.

The decrease in selling, general and administrative expenses is due to Numo reducing nonessential expenses.

Due to the results of the expense reduction plans implemented in late 2003 and first quarter of 2004 the Company reduced the selling, general, and administrative expenses by 17% as compared to the same three month period ended June 30, 2003. The reduction of these costs as well as operational cost savings realized from the consolidation of operations into the newly acquired Kaufman, Texas facility, has contributed to the Quarterly Net Profit of $0.3 million.

The variance noted in trade accounts receivable stemmed from increased activity and sales. The variance noted in inventory stemmed from management’s efforts to minimize inventory levels. The variance in trade accounts payable stemmed from declining cash flows and increased activity and sales.

Results of Operations

Six Months Ended June 30, 2004 Compared with the Six Months Ended June 30, 2003

Net sales for the six months ended June 30, 2004 were $10.9 million, an increase of $.38 million over the six months ended June 30, 2003. The increase in net sales were contributed primarily by Numo, which reported sales for the six month period of $9.0 million as compared to sales for the same six month period in 2003 of $8.5 million. Houze’s sales remained relatively the same for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

Gross Profit increased by $.31 million or 11.62% for the first six months ended June 30, 2004 over the six months ended June 30, 2003. The increase in gross profit is due to operational savings realized in the Numo operations as a result of consolidating its operations into the Kaufman, Texas facility in December 2003 and January 2004.

Selling, General and Administrative costs represent 23% of net sales for the six months ended June 30, 2004 as compared to 28% of net sales for the six months ended June 30, 2003.

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer provide that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable

Item 2. Changes in Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

The revolving line of credit with Comerica expired March 1, 2004.

Numo executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to the bank’s prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

As of June 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica as well as other lending institutions to provide new working capital financing. If an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $238,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at June 30, 2004. Regardless of the non-compliance with financial covenants, the Company has made every scheduled payment of principal and interest. If Comerica decides to demand the outstanding balances owed of $3.2 million, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations if other financing is not available.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting on June 7, 2004 to vote upon two issues: (i) the election of five members of the Board of Directors to serve until the 2005 Annual Meeting and (ii) the ratification of the appointment of Pratt-Thomas, Gumb & Co. as the Company’s independent auditors for the fiscal year ended December 31, 2004. The following tables show the number of votes cast for and against each Board of Director as well as the votes cast concerning the ratification of Pratt-Thomas, Gumb & Co. as the Company’s independent auditor:

Election of Directors:

	For	Against
Michael E. Hicks	7,588,286	19,357
John H. Sanford	7,588,373	19,270
Brett R. Smith	7,588,373	19,270
David N. Stedman	7,588,361	19,282
Peter T. Valinski	7,588,519	19,124

Ratification of the appointment of Pratt-Thomas, Gumb & Co.:

For	Against	Abstain
7,592,088	1,507	14,048

Item 5. Other Information

While the Board of Directors does not have a written charter for a nominating committee, it has recently adopted certain resolutions concerning its nomination policy and procedures. To be considered for nomination, a candidate must have certain minimum qualifications, including the ability to read and understand basic financial statements, business experience, relevant industry knowledge, high moral character, and the willingness to devote sufficient time to attend meetings and participate effectively on the board. A candidate’s service on other boards of public companies should be limited to a number that permits such candidate to perform responsibly all board and committee duties. In identifying, evaluating, and recommending nominees for director, the Board of Directors considers diversity, age, skills, potential conflicts of interest, independence, and such other factors as it deems appropriate, given the needs of the Board of Directors and the Company, to maintain a balance of knowledge, experience, and capability. The Board of Directors uses its network of contacts to compile a list of potential candidates, which may include candidates that come to the attention of the Board of Directors through stockholders, search firms or other persons. The Board of Directors may retain recruiting professionals to assist in identifying and evaluating candidates for director nominees.

The Board of Directors will consider, in the same manner and based on the same qualifications as its own nominations, shareholder nominations for directors. To be considered, a shareholder nomination must be sent to the Corporate Secretary, Wilson Brothers USA, Inc., 1072 U.S. Highway 175, Kaufman, Texas 75142. The nomination must be received no later than the close of business on the 90th day prior to the first anniversary of the preceding year’s annual meeting, and it must contain enough information regarding the nominee to permit the committee to assess the relevant qualifications of the nominee, such as biographical profile, list of affiliated companies, and potential conflicts of interest.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment of Lease between CHF Industries, Inc. and Numo Manufacturing, Inc. dated April 28, 2004. *

10.2	Second Forbearance and Modification Agreement between Numo Manufacturing, Inc. and Comerica Bank effective as of May 01, 2004. *

10.3	Deed of Trust Note by and between Numo Manufacturing, Inc. and Graham Mortgage Corporation dated and executed on July 16, 2004. *

10.4	Real Estate Lien Note by and between Numo Manufacturing, Inc. and CHF Industries, Inc. dated and executed on July 16, 2003. *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	being filed herewith

(b)	Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the Three-month period ended June 30, 2004.

Wilson Brothers USA, Inc. and Subsidiaries

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.

Date: August 16, 2004	By:	/s/ John H. Sanford
John H. Sanford
Duly Authorized
Chief Executive Officer and Chief Financial Officer

Exhibit No. Description of Exhibit

10.1	Amendment of Lease between CHF Industries, Inc. and Numo Manufacturing, Inc. dated April 28, 2004. *

10.2	Second Forbearance and Modification Agreement between Numo Manufacturing, Inc. and Comerica Bank effective as of May 01, 2004. *

10.3	Deed of Trust Note by and between Numo Manufacturing, Inc. and Graham Mortgage Corporation dated and executed on July 16, 2004. *

10.4	Real Estate Lien note by and between Numo Manufacturing, Inc. and CHF Industries, Inc. dated and executed on July 16, 2003. *

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	being filed herewith