Form 10QSB
period 2004-09-30
WILSON BROTHERS USA INC
filed 2004-11-15
CIK 107469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(972) 962-5484

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

10,021,532

(Number of shares of Common Stock, par value $0.01 per share, outstanding as of November 12, 2004)

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Wilson Brothers USA, Inc. and Subsidiaries

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$105	$224
Receivables, less allowance of $246,000 in 2004 and $260,000 in 2003	3,533	2,540
Inventories	2,801	2,920
Prepaid advertising and trade shows	175	121
Other	79	113

Total current assets	6,693	5,918

Goodwill	487	487
Trademark/Patent	111	61
Non-compete agreement, less accumulated amortization of $54,000 in 2004 and $29,000 in 2003	46	71
Properties and Equipment, at cost less accumulated depreciation of $3,199,000 in 2004 and $2,947,000 in 2003	3,445	1,271
Other non-current assets	223	110

	$11,005	$7,918

Liabilities and Stockholders’ Deficit
Current liabilities:
Short-term debt	$3,776	$3,926
Current portion of notes payable	754	499
Short-term portion of obligation under capital leases	19	19
Trade accounts payable	2,675	2,990
Accrued salaries and other employee costs	401	384
Accrued interest due others	9	11
Other current liabilities	652	603

Total current liabilities	8,286	8,432

Notes payable to others	2,930	489
Obligations under capital leases	2	17
Non-current portion of pension liability	295	295
Other liabilities	238	138

	3,465	939

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued and outstanding 10,021,532 shares in 2004 and in 2003	100	100
Capital in excess of par value	14,850	14,850
Accumulated other comprehensive expense	(131)	(136)
Accumulated deficit	(15,565)	(16,267)

	(746)	(1,453)

Total Liabilities and Stockholders’ Equity	$11,005	$7,918

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands except per share amounts)
Net sales	$6,382	$6,551	$17,260	$17,047

Cost of sales	4,368	5,805	12,306	13,667

Gross profit	2,014	746	4,954	3,380

Selling, general and administrative expenses	1,365	1,715	3,875	4,640

Net Income (Loss) from operations	649	(969)	1,079	(1,260)

Other expense:
Interest expense	154	62	312	158
Other, net	3	64	65	40

	157	126	377	198

Income from operations before provision for income taxes	492	(1,095)	702	(1,458)

Income tax provision (benefit)	—	—	—	—
Net Income (Loss)	492	(1,095)	702	(1,458)

Income (Loss) per share
Basic	$0.05	$(0.11)	$0.07	$(0.15)
Diluted	$0.05	$(0.11)	$0.07	$(0.15)

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD ENDED September 30, 2004

(Unaudited)

(In thousands)

	Common Stock	Capital in Excess of Par Value	Accumulated Other Comprehensive Expense	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance 12/31/02	$100	$14,839	$(140)	$(13,723)	$1,076

Net loss	—	—	—	(2,544)	(2,544)
Unrealized Loss	—	—	(2)	—	(2)
Exercise of warrants	—	2	—	—	2
Closure of consolidated subsidiary	—	9	—	—	9
Additional pension liability adjustment	—	—	6	—	6

Balance 12/31/03	$100	$14,850	$(136)	$(16,267)	$(1,453)

Net Income	—	—	—	702	702
Unrealized Gain	—	—	5	—	5

Balance 9/30/04	$100	$14,850	$(131)	$(15,565)	$(746)

See accompanying notes to consolidated financial statements.

Wilson Brothers USA, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net Income/(loss)	$702	$(1,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority Interest	—	(9)
Unrecognized prior service cost	—	72
Depreciation and amortization	283	284
Decrease (Increase) in receivables	(980)	(562)
Provision for losses on accounts receivable	(14)	(67)
Decrease (Increase) in inventories	119	(1,498)
Decrease (Increase) in prepaid advertising and trade shows	(54)	(141)
Decrease (Increase) in other current assets	34	(58)
Increase (Decrease) in accounts payable	99	2,665
Increase (Decrease) in accrued salaries and other current liabilities	65	(598)
Increase in other liabilities	84	—

Net cash provided by (used in) operating activities	338	(1,370)

Cash flows used in investing activities:
Purchase of fixed assets and patents	(2,484)	(122)
Purchase of intangibles in business combination	—	(220)
Purchase of investment - BB.com	(90)	—

Net cash used in investing activities	(2,574)	(342)

Cash flows from financing activities:
Repayments of long-term debt	(158)	(159)
Proceeds from long-term debt	2,440	225
Repayment of obligations under capital leases	(15)	(12)
Proceeds from stock issuance	—	2
Net increase (Decrease) in lines of credit	(139)	1,383
Proceeds from short-term debt	—	70
Repayments of short-term debt	(11)	(134)

Net cash provided by financing activities	2,117	1,375

Net decrease in cash and equivalents	(119)	(337)
Cash and equivalents at beginning of period	224	447

Cash and equivalents at end of period	$105	$110

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$312	$178

See accompanying notes to consolidated financial statements.

Summary of Significant Accounting Policies

(1)	Basis of Presentation

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

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to the “Company” includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise. As of September 30, 2004, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. (“Numo”) previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation (“Houze”), Wilson Brothers SC, Inc. (“WBSC”), and Third Solution, Inc. (“TS”). In addition as, of September 30, 2004, the Company had an ownership interest of approximately 23.03% in BargainBuilder.com, Inc. (“BB.com”), which is accounted for under the equity method.

Numo and Houze operate in the specialty advertising business and engage in the decoration of glass, ceramic, acrylic, plastic items, cloth and vinyl bags, and foam products. Their products are primarily distributed throughout the United States through sales representatives. TS marketed and sold promotional products from its formation in February 2002 until September 2002 when it ceased operations. WBSC is a management company located in South Carolina and provides management and administrative services to the Company and its subsidiaries. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina. The Company’s principal executive offices are located at 1072 E. Highway 175, Kaufman, Texas 75142.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany items and transactions have been eliminated in consolidation.

Reclassifications

Certain Amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation. Specifically, $121,000 was reclassified from other current assets to prepaid advertising and trade shows. Also, $23,000 was reclassified from other current liabilities to accrued salaries.

Employee Stock Based Compensation

The Company has adopted Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. The Company measures compensation costs under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related interpretations. For the nine months ended September 30, 2004, no options were granted.

Earnings (Loss) per Share

Earnings (Loss) per share has been calculated using the weighted average number of outstanding shares of common stock of 10,021,532 and 10,019,911 for September 30, 2004 and September 30, 2003, respectively.

Concentrations

The Company maintains cash balances at financial institutions where accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. At September 30, 2004 and December 31, 2003, the Company had $0 and $397,000, respectively, on deposit in excess of insured limits.

Approximately 43% and 65% of the Company’s total Notes Payable and Line of Credit as of September 30, 2004 and December 31, 2003, respectively, is under Numo’s debt agreements with Comerica Bank, a Michigan banking corporation and successor by merger to Comerica Bank Texas (“Comerica”). If Comerica decides to demand the outstanding balance from Numo, this action will have a material adverse effect on the Company and the Company may be unable to continue operations, if other financing is not available.

Approximately 14% of net sales were to Wal-Mart Stores, Inc. (“Wal-Mart”) for the quarter ended September 30, 2004.

Other Information

Depreciation and amortization expense was $283,000 and $275,000 for the nine months ended September 30, 2004 and 2003, respectively. Rent expense was $270,000 and $173,000 for the quarters ending September 30, 2004 and 2003, respectively.

(2)	Federal Income Taxes

The Company’s effective tax rate in the third quarter of fiscal 2004 is expected to approximate 35%. The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for a full year.

For the Quarter Ended September 30, 2004

(In thousands)

Income before income taxes	$492
Statutory Rate	35%

Total computed tax expense	172
Utilization of loss carryforward	(225)
Valuation allowance adjustment	64
Permanent differences and other	1
Adjustment of Prior Year Accruals	(12)

0

(3)	Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consisting of materials, labor and overhead, were as follows:

	September 30, 2004	December 31, 2003
	(In thousands)
Raw materials	$2,316	$2,121
Work in process	342	282
Finished goods	453	746

	$3,111	$3,149
Reserve	(310)	(229)

	$2,801	$2,920

(4)	Goodwill and Other Intangible Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company has discontinued the amortization of its goodwill and trademark beginning in 2002. At September 30, 2004 and 2003, accumulated amortization on goodwill was $22,000 and on the trademark accumulated amortization was $11,000. These are tested annually for impairment.

In September of 2002, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Kerry’s Etcetera. The agreement is for a period of three years from September 3, 2002, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 and $3,000 for the quarters ended September 30, 2004 and September 30, 2003, respectively.

On July 29, 2003, Numo entered into a non-compete agreement in connection with the purchase of certain assets of Shamrock Cake Company, Inc. The agreement is for a period of three years from July 29, 2003, and is being amortized using the straight-line method over the life of the agreement. The Company considers whether the carrying value of this asset should be reduced based on its future benefit. Amortization expense relating to this intangible asset totaled $4,000 each of the quarters ended September 30, 2004 and 2003.

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

On July 23, 2004, Numo purchased all rights, privileges, and title to three patents on beverage insulators for a total price of $50,000.

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

Houze Line of Credit. In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. Balances in accounts receivable and inventory decreased during 2001, which caused a decrease in the amount Houze is able to borrow to $800,000 from $1,050,000. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Interest is payable monthly at prime plus 1.25%. Advances are guaranteed by the Company and John H. Sanford, the Company’s Chief Executive Officer, Chief Financial Officer and Director, and are collateralized by all of Houze’s equipment, inventory and accounts receivable as well as the real property owned by Houze, secured under an open-end mortgage. There are various covenants within the loan agreement. Houze is not in compliance with some of these covenants as of September 30, 2004. This lack of compliance does not affect the presentation of the liability; it is classified as current due to the nature of the debt. Due to defaults by Houze of the covenants within the agreement, the bank made a formal demand upon Houze for full payment of the line of credit, as of July 31, 2004. As of September 30, 2004, the Houze’s outstanding balance on the line of credit is $425,000.

On September 7, 2004, Houze, Mr. Sanford and the Company entered into a forbearance agreement with the Citizens Bank of Pennsylvania (“Citizens Bank”) concerning the loan and the related loan documents. Under the terms of the forbearance agreement, Citizens Bank has agreed not to collect on the then outstanding $575,254.93 principal and accrued interest outstanding under the loan until February 28, 2005. In exchange, the Company, Houze and/or Mr. Sanford have agreed to pay Citizens Bank, in addition to the charges and fees due under the loan documents, (i) an initial principal payment of $150,000 upon the execution of the Agreement; (ii) a $2,000 monthly forbearance fee; (iii) a monthly principal payment of $25,000; and (iv) interest on the unpaid principal balance due under the loan from September 1, 2004 until paid in full at a rate equal to Citizens Bank’s prime rate plus 3% per annum. Pursuant to the terms of the forbearance agreement, all remaining outstanding principal, accrued and unpaid interest and all other sums due under the loan and the loan documents become due and payable on February 28, 2005. In addition, the Company, Houze and Mr. Sanford have agreed to limit the outstanding balance due on the loan at any given time pursuant to a formula set forth in the forbearance agreement.

In accordance with the terms of the Agreement, if an Event of Default occurs under the terms of the loan documents, the interest rate on the unpaid principal balance due under the loan will increase by 2% over the amount listed above until all sums due are paid in full. The terms of the forbearance agreement also state that the Company, Houze and Mr. Sanford acknowledge and agree that the obligations, liabilities and indebtedness due and owing under the terms of the loan have been accelerated and remain due and owing in full. Management is in negotiations with other financial institutions to provide new working capital financing.

Numo Line of Credit. During 2002, Numo executed a revolving line of credit with Comerica, under which Numo can borrow up to $2,500,000. Interest was at Comerica’s prime rate. Advances were collateralized by Numo’s accounts receivable and inventory and were guaranteed by the Company. Advances were limited to 80% of Numo’s under 90-day accounts receivable and 50% of its raw materials inventory. Comerica charged a fee of .25% per quarter for the unused portion of the available credit line. This fee was waived for the first year of the term.

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

The line expired March 1, 2004. Numo and the Company executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo was not compliant with three of its debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to Comerica’s prime rate plus 2.50%. Numo executed a Second Forbearance Loan Modification Agreement with Comerica effective May 1, 2004. In the second agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until October 1, 2004 (the “Standstill Period”). In the agreement the interest rate remained at Comerica’s prime rate plus 2.50%.

As of September 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica (as well as other lending institutions) to provide new working capital financing and executed a forbearance modification agreement with Comerica and the Company extending the Standstill Period under the second agreement until November 15, 2004. However, if an agreement cannot be reached, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $219,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2004. If Comerica decides to demand the outstanding balances owed, $3.2 million as of September 30, 2004, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations, if other financing is not available.

Additional short-term borrowings include:

	September 30,	December 31,
	2004	2003
	(In thousands)
Line of credit at Houze (see above)	$425	$574

Line of credit at Numo (see above)	2,903	2,893

Note payable to Big Tree Road, LLC, a related party, principal due upon maturity of the note. The loan was due to mature on July 18, 2003. On July 18, 2004, Big Tree Road, LLC, extended the maturity date to January 18, 2005 and the Company agreed to reduce the principal balance by $5,000 per month over the next 12 months. Interest is payable monthly at 4% plus prime. The loan is personally guaranteed by Mr. Sanford and collateralized by his 3% interest in Blind John, LLC and 972,326 shares of the Company’s common stock.	448	448

Line of credit of $20,000 from American Express.
Interest payable at prime plus 1.99% to 3.99%.	—	11

Total short-term borrowings	$3,776	$3,926

(6)	Notes Payable to Affiliates and Others

Long-term debt consists of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Note payable to Comerica. Principal payments of $3,949 payable monthly, plus interest at the bank’s prime rate. Effective March 1, 2004 interest is at the bank’s prime rate plus 2.5%. The note matures on March 1, 2009. The original liability totaled $332,000. The note is secured by all of the Company’s receivables, inventory and equipment and is guaranteed by the Company.	219	248

Equipment line of credit with Comerica, under which Numo can borrow up to $250,000. The line can only be used to purchase equipment. Principal payments of $2,137 payable monthly, plus interest. Effective March 1, 2004 interest is at the bank’s prime rate plus 2.5%. Advances on the line are limited to 80% of the equipment’s purchase price. The line is guaranteed by the Company and secured by new equipment purchased, which equaled $160,000 at September 30, 2004 and December 31, 2003. The note matures in October 2007.	73	98

Note to Suncrest Commerce Center LLC (“Suncrest”) in satisfaction of Houze West lease liability. The original liability totaled $150,000. Principal payments of $25,000 plus interest at 7% are due annually. Secured by letter of credit at Numo for $80,250, which expires in January 2005, to be renewed annually at a decreased amount through January 2007. The line names Suncrest as beneficiary. This letter of credit remained unused at September 30, 2004.	75	75

Liability pursuant to purchase agreement with Kerry’s Etcetera (see Note 8 below) whereby Numo pays the previous owner, Kerry Turner, $7,000 per month for 105 months. The original liability totaled $735,000. The present value of these payments was calculated at Numo’s current borrowing rate of 4.75% and originally equaled $600,433. The discount is being amortized over 105 months, the term of the liability. The balance shown is net of the unamortized discount of $77,000 at September 30, and $114,000 at December 31, 2003. This debt is subordinate to the Comerica debt.	360	380

Liability pursuant to purchase agreement with Shamrock Cake Company, Inc. Under the agreement, the Company executed a promissory note in the principal amount of $225,000. Principal on the note is due as follows: $37,880 was due August 29, 2003; $62,373 was due on July 15, 2004; and $62,373 is due on each July 15, 2005 and 2006. Interest on the promissory note will accrue at prime plus 2%. The note is secured by the assets purchased by the Company and is personally guaranteed by the Company’s Chief Executive Officer and Chief Financial Officer, John Sanford. This debt is subordinate to the Comerica debt.

	125	187

Note payable to Kaufman Economic Development Corporation (“KEDC”) in the original amount of $119,000 and payable in quarterly principal payments of $9,916.67 plus accrued interest starting October 16, 2004. Interest is payable as follows: interest free for first six months, 1% per annum for the second six months, 2% per annum for the next 12 month period, 3% per annum for the final 12 months. The note is secured by a subordinated and inferior lien on the building and land owned and occupied by Numo at 1072 E. Hwy. 175, Kaufman, TX.	119	—

Deed of Trust Note (first lien) payable to Graham Mortgage Corporation in the original amount of $1,500,000. The note is payable in monthly installments of principal and interest of $24,200.24. The interest rate of the note is 15% per annum and matures July 1, 2005 with options to renew each August 1 thereafter through August 1, 2011. The note is secured by a first lien mortgage on the Numo Manufacturing facility located in Kaufman, Texas.	1,495	—

Deed of Trust Note (second lien) payable to CHF Industries, Inc. in the original amount of $521,000. The note is payable in monthly installments of principal and interest of $20,000 starting on August 16, 2004. The annual interest rate on the unpaid principal is fixed at 7% with a maturity date of July 16, 2005.	504	—

Notes payable to vendors consists of liabilities owed to 3 major vendors of Numo. The terms of the notes call for interest payments only for the first twelve months, then principal and interest payments for the final twelve months. The rate of interest is 6.5% annually with maturity of September 30, 2006.	414	—

Note payable to Oberlin Capital L.P. in the original amount of $300,000 with a maturity date of March 10, 2006. The note is secured by all assets of the Company and is personally guaranteed by Mr. Sanford. The interest is paid quarterly at the annual rate of 14% starting September 30, 2004.	300	—

	3,684	988
Less current portion	(754)	(499)

Total long-term debt	$2,930	$489

(7)	Commitments and Contingencies

Financial Status. For the nine months ended September 30, 2004, the Company had net income of $0.7 million, however the Company had an accumulated deficit of $15.6 million and a consolidated working capital deficit of $1.6 million.

For the nine months ended September 30, 2003, the Company incurred losses from operations of $1.5 million and the Company had an accumulated deficit of $15.2 million and a consolidated working capital deficit of $1.6 million.

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

S. Co., Inc. Two lawsuits have been filed against S. Co., Inc. Based on prior disclosure documents of the Company, it appears that the Company owned all of the shares of S. Co., Inc. and discontinued its operations and liquidated its assets in 1961. The Company has been unable to locate any records of actual ownership or disposition of the shares of S. Co., Inc. stock. S. Co. Inc. was included as a defendant in the first lawsuit, “Anthony Pellegrino v. A.C. and S., Inc. (Armstrong Contracting & Supply), et al., including S. Co., Inc., F/K/A Scaife Company, as successor in interest to Rockwell Spring & Axle Company’s, Timken Silent Automatic Division,” in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Orange, on December 10, 2002; and was included as a defendant in the second lawsuit, “James P. Petreikis & Jane L. Petreikis v. A.C.&S., et al., including S. Co., Inc., as successor in interest to Timken-Detroit Axle Company,” in the second amended complaint filed with respect thereto in the Supreme Court of the State of New York, County of Onondaga, on January 13, 2003. Both cases are multi-defendant personal injury actions alleging damages in excess of $10 million due to alleged asbestos exposure. The

Company is not named in either litigation. As of June 16, 2003, default judgment on the issue of liability was entered against S. Co., Inc. in the Pellegrino litigation. As of June 16, 2003, in the Petreikis litigation, plaintiff had given notice that it will seek entry of default against S. Co., Inc. No liability has been recorded on the consolidated balance sheet at September 30, 2004, for either of these lawsuits.

KEDC Grant. As incentive for Numo to purchase the facility in Kaufman, Texas, KEDC agreed to provide a grant to Numo of $106,000 payable from KEDC upon the closing of the purchase, which was completed on July 16, 2004. Under the terms of the grant Numo has agreed to employ an average of 250 employees during the first three years of operations. This is recorded as other liabilities on the consolidated balance sheet at September 30, 2004.

Other Commitments and Contingencies. In addition the Company is currently engaged in routine litigation incidental to its business. The Company does not believe that any of such routine litigation will have a material adverse effect on its consolidated financial position or results of operations.

(8)	Acquisitions, Dispositions and Formations

Employment Solutions, LLC. On January 20, 2001, the Company purchased a 17.04% interest in Employment Solutions, LLC, (“ES”) for $920,000. ES, with its principal office in Greenwood, South Carolina, provides long term industrial staffing in South Carolina and Georgia. To finance the purchase, the Company sold 341,183 shares of common stock at $1.10 per share for a total of $375,301 and borrowed $569,000 from Sanford ESI, LLC. Sanford ESI, LLC, is wholly owned by members of the family of Mr. Sanford. The loan bears interest at prime plus 1% and is personally guaranteed by Mr. Sanford and collateralized by his personal assets. On June 20, 2001, the loan was extended for six months at a new rate of prime plus 3%. The extension also carries a fee of $1,000 per month, starting in the fourth month and continuing for the fifth and sixth months. On November 10, 2001, the loan was assigned to Big Tree Road, LLC, which is owned by Mr. Sanford and members of his family. The loan was extended for an additional six months at a new rate of 4% plus prime. On July 7, 2003, Big Tree Road, LLC extended the maturity date to July 18, 2004 and the Company agreed to reduce the principal balance by $5,000 per month over the twelve months prior to maturity. Due to the loss in 2003, the Company has been unable to reduce principal by $5,000 per month and is currently in default with Big Tree Road, LLC. The Company is in negotiations to renew and extend the loan for another twelve-month period. The interest rate remains 4% plus prime. The weighted average interest rate during the first nine months of 2004 and the full year of 2003 was 8.31% and 8.12%, respectively. The investment in ES was sold by the Company in March 2002.

Kerry’s Etcetera. On September 3, 2002, Numo purchased certain assets of Kerry’s Etcetera, a ceramic, glass and plastic decorator, pursuant to an asset purchase agreement. Under the agreement, the Company is paying the previous owner, Kerry Turner, $7,000 per month for 105 months. The present value of these payments was calculated at Numo’s September 3, 2002, borrowing rate of 4.75% and equaled $600,433 as of that date. This amount was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. The agreement is month-to-month and may be terminated by Numo at any time. If Numo terminates the agreement, all Kerry’s Etcetera assets remaining in Numo’s possession at the date of termination will be returned to Mr. Turner. Numo has also agreed to rent a 32,000 square foot manufacturing facility from Mr. Turner on a month-to-month basis for the amount necessary to service Mr. Turner’s existing indebtedness encumbering the premises.

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

The acquisition of these assets expanded the Company’s product lines. The Company is presently operating the business as a division under the name Kerry’s Etcetera. The accompanying consolidated financial statements include operations of the subsidiary as of the date of acquisition.

The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment	$252
Inventory	54
Non-compete agreement	50
Goodwill	244

$600

Shamrock Cake Company, Inc. On July 29, 2003, Numo purchased certain assets of Shamrock Cake Company, Inc. relating to Old Plantation Foods, a specialty foods preparation business pursuant to an asset purchase agreement. Under the agreement, the Company paid the seller, Shamrock Cake Company, Inc., $32,500 in cash, $85,000 in accounts payable, and a promissory note in the principal amount of $225,000. Principal on the note is due as follows: $37,880 is due August 29, 2003 and $62,373 is due on each July 15, 2004, 2005 and 2006. Interest on the promissory note will accrue at prime plus 2%. The note is secured by the assets purchased by the Company and is personally guaranteed by Mr. Sanford. The total purchase amount, $342,500, was allocated to inventory, fixed assets, and intangibles at their estimated market value, with the residual allocated to goodwill. Numo has also agreed to rent a 15,000 square foot manufacturing facility from Shamrock Cake Company for six months and a 5,000 square foot warehouse facility for three months. The aggregate rent for both facilities for the first three months will be $2,000 per month and rent for the last three months is $8,500 per month.

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

The acquisition of these assets expanded the Company’s product lines. The Company is presently operating the business as a division under the name Old Plantation Foods. Goodwill is expected to be fully deductible for tax purposes, amortized over 15 years.

The estimated fair values of the assets acquired at the date of acquisition were as follows, in thousands:

Machinery and equipment	$38
Inventory	85
Non-compete agreement	50
Goodwill	170

$343

Kaufman Manufacturing Facility. On October 20, 2003, Numo entered into a one year and one month lease with option to buy a 206,000 square foot manufacturing facility in Kaufman, TX in order to consolidate Numo’s operations under one roof. As consideration for Numo’s execution of the lease, Numo was granted an exclusive option and right to purchase the manufacturing facility for $2,125,000 through April 30, 2004. On April 28, 2004, the option and right to purchase was extended until May 30, 2004. For further information, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

As incentive to purchase the facility, KEDC agreed to provide a loan to Numo in the amount of $119,000 and provide a grant in the amount of $106,000, both payable at closing (July 16, 2004).

The terms of the loan are as follows:

1.) The loan is secured by a subordinate and inferior lien on the building.

2.) The loan is to be repaid in quarterly installments of $9,916.67 each, with the first installment payable on or before 90 days after closing and continuing regularly and quarterly until the principal has been paid in full.

3.) No interest will be due for the first six months, the second six months will accrue interest at the rate of 1% per annum, the next 12 months will accrue interest at the rate of 2% per annum, and the final 12 months will accrue interest at the rate of 3% per annum. The interest is payable in full quarterly as it accrues.

4.) The note can be prepaid in any amount at any time before maturity with no penalty.

Pursuant to the terms of the grant, Numo agreed to employ an average of 250 employees during the first three years of operations, starting February 1, 2004; if Numo fails to employ an average of 250 employees during the three year period, the grant is to be refunded to KEDC.

BB.com. On August 27, 2004, the Company purchased 360,000 shares of common stock of BB.com from a stockholder of BB.com for an aggregate purchase price of $90,000. This amount was recorded as other non-current assets on the consolidated balance sheet at September 30, 2004. The stock certificate representing the shares purchased by the Company were incorrectly put into the name of John H. Sanford. Mr. Sanford assigned the shares of BB.com over to the Company and received no benefit, financial or otherwise, from the transaction. This transaction increased the Company’s ownership interest in BB.com from approximately 17.94% to approximately 23.03%.

(9)	Related Party Transactions

There were no charges from affiliates for the quarter ending September 30, 2004 and the year ending December 31, 2003 that were not eliminated in consolidation.

Interest expense on notes to related parties was approximately $10,000 for each of the quarters ended September 30, 2004 and 2003.

At September 30, 2004 and December 31, 2003, amounts due from Kerry’s Etcetera totaled $97,000 and $47,000, respectively.

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

Prior to May 1, 2004, Numo rented a 32,000 square foot manufacturing facility from Mr. Turner, who is now an employee, on a month-to-month basis. Monthly rent under this agreement varied and was based on the amount necessary to service Mr. Turner’s existing indebtedness encumbering the premises. Rent expense for the nine months ending September 30, 2004 and 2003, equaled $21,600 and $45,000, respectively. All of the operations at this manufacturing facility were moved to Numo’s plant in Kaufman, TX, and the building is unoccupied and is listed for sale. Numo has continued to pay the monthly lease amount to Kerry’s Etcetera since May 1, 2004 on a month-to-month basis. These monthly payments, as well as other building-improvements paid by Numo, are recorded as accounts receivable from Kerry’s Etcetera and will be repaid from the proceeds of the sale of the manufacturing facility.

Included in other current assets at March 31, 2003 is $25,000 due from BB.com, which assumed the liability from one of its employees effective January 1, 2003. On February 11, 2004 BB.com paid the balance in full.

During the first half of 2003, Houze provided warehouse space to BB.com, a related party, on a month-to-month basis. BB.com paid no rent during 2003.

Information concerning certain other transactions between the Company and other corporations or entities, which may be deemed to be affiliates, or related parties of the Company is included elsewhere herein.

(10)	Going Concern

The Company had net income from operations of $492,000 for the quarter ended September 30, 2004 and a net loss of $2,544,000 for the year ended December 31, 2003. Also, the Company had total stockholders’ deficit of $746,000 and a working capital deficit of $1,573,000 as of September 30, 2004. The 2003 loss is primarily due to a decrease in the gross profit caused by the inefficiency of operating out of five locations and not managing labor costs effectively. The working capital deficit is due to the loss, the reclassification of long-term debt to short term due to non-compliance with debt covenants, and increased inventory levels. Also, the sales to Wal-Mart and subsequent return of $1,292,000 of 2002 purchases had a negative impact on 2003 cash flow. Expansion of product lines and several years of sales growth increased the need for working capital.

These factors create an uncertainty as to how the Company will fund operations and maintain sufficient cash flow to operate as a going concern.

In response to these adverse conditions, management implemented expense reductions, revenue enhancements and plans to reduce inventory. Specifically, over the course of the year management has implemented staff reductions, reduced staff and management salaries, and has reduced payroll costs by approximately $200,000 per month. Management continues to work to postpone or eliminate nonessential capital expenditures, travel, and other expenses as well as to reduce general and administrative expenses. The Company has hired a workout specialist to assist the Company in cutting costs, increasing the gross margin and decreasing inventory and accounts receivable. Management believes these factors will contribute toward achieving profitability.

Management is in negotiations with several lending institutions in order to obtain new financing for Numo’s working capital needs, as well as, discussions with Comerica to further extend its debt agreement. If the extension is granted or new financing is obtained it will relieve the Company from having to repay the debt immediately.

The Company’s ability to meet its cash requirements in the next year is dependent upon continued improvement in the results of operations. If these improvements are not achieved, the Company may be unable to generate sufficient cash flow to meet its obligations, and therefore, may be unable to continue operations.

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

On June 2, 2003, the 2003 Equity Incentive plan was approved by the Company’s shareholders at the Company’s 2003 Annual Meeting of Shareholders. Under the plan 1,500,000 shares of the Company’s Common Stock are reserved for issuance upon the exercise of stock options, which may be granted as incentives to officers, directors, consultants and certain other employees. As of September 30, 2004, no options have been granted under the plan.

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

On October 5, 2004, Numo, the Company and Comerica entered into a forbearance modification agreement pursuant to which Comerica agreed to extend the Standstill Period under the second forbearance agreement between the parties to November 15, 2004 and to change certain terms relating to advances to be made under terms of the loan.

On August 17, 2004, Numo received a commitment from Zions First National Bank to refinance its first lien mortgage of $1,500,000 on its manufacturing facility in Kaufman, Texas, and is currently in negotiations to finalize this transaction. In addition, the U.S. Small Business Administration recently approved a loan guarantee for Numo to complete the refinancing of the remaining portion of the mortgage liability of $927,000. Management expects these transactions to be completed during the fourth quarter of 2004.

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

Overview

Wilson Brothers USA, Inc. was incorporated in Illinois in 1898. Reference herein to “the Company” includes collectively Wilson Brothers USA, Inc. and its subsidiaries unless the context indicates otherwise. As of September 30, 2004, the Company had four wholly owned subsidiaries, Numo Manufacturing, Inc. (“Numo”) previously Numo Manufacturing Acquisition, Inc., Houze Glass Corporation (“Houze”), Wilson Brothers SC, Inc. (“WBSC”), and Third Solution, Inc. (“TS”).

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

On August 27, 2004, the Company purchased 360,000 shares of common stock of BargainBuilder.com, Inc. (“BB.com”) from a stockholder of BB.com for an aggregate purchase price of $90,000, increasing the Company’s ownership interest in BB.com from approximately 17.94% to approximately 23.03%. The stock certificate representing the shares purchased by the Company were incorrectly put into the name of John H. Sanford. Mr. Sanford assigned the shares of BB.com over to the Company and received no benefit, financial or otherwise, from the transaction. This transaction increased the Company’s ownership interest in BB.com from approximately 17.94% to approximately 23.03%. BB.com operates in the building products business and engages in the sale of surplus building supplies over the Internet and through retail outlets located in Campobello, Beaufort and Greenville, South Carolina.

The Company’s principal executive offices are located at 1072 E. Highway 175, Kaufman, Texas 75142.

Financial Condition and Liquidity

The following discussion and analysis of financial condition pertains primarily to Houze and Numo, which represent the principal business of the Company.

Houze Line of Credit. In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Houze is not in compliance with some of the covenants contained in the loan agreement as of September 30, 2004. Due to defaults by Houze on the covenants within the agreement, the bank made demand upon Houze for full payment of the line of credit, as of July 31, 2004. As of September 30, 2004, the Houze’s outstanding balance on its line of credit was $425,000. On September 7, 2004, Houze, Mr. Sanford and the Company entered into a forbearance agreement with the Citizens Bank concerning the loan and the related loan documents. Under the terms of the forbearance agreement, Citizens Bank has agreed not to collect on the then outstanding $575,254.93 principal and accrued interest outstanding under the loan until February 28, 2005. In exchange the Company, Houze and/or Mr. Sanford have agreed to pay Citizens Bank, in addition to the charges and fees due under the loan documents, (i) an initial principal payment of $150,000 upon the execution of the Agreement; (ii) a $2,000 monthly forbearance fee; (iii) a monthly principal payment of $25,000; and (iv) interest on the unpaid principal balance due under the loan from September 1, 2004 until paid in full at a rate equal to Citizens Bank’s prime rate plus 3% per annum. Pursuant to the terms of the forbearance agreement, all remaining outstanding principal, accrued and unpaid interest and all other sums due under the loan and the loan documents become due and payable on February 28, 2005. In addition, the Company, Houze and Mr. Sanford have agreed to limit the outstanding balance due on the loan at any given time pursuant to a formula set forth in the forbearance agreement.

Numo Line of Credit. The revolving line of credit with Comerica expired March 1, 2004. Numo executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to the bank’s prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Numo executed a Second Forbearance and Loan Modification Agreement effective May 1, 2004. This agreement states Comerica has agreed to not accelerate the maturity of any of Numo’s indebtedness nor pursue foreclosure proceedings with Numo’s security agreement, and extends the maturity to October 1,2004.

As of September 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica (as well as other lending institutions) to provide new working capital financing. On October 5, 2004, the Company, Numo and Comerica executed a forbearance modification agreement, extending the Standstill Period under the second agreement until November 15, 2004, and, if necessary, plans to seek a further extension of the Standstill Agreement to permit the parties to continue to negotiate the refinancing. If a new agreement cannot be reached during the extension period, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $219,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2004. If Comerica decides to demand the outstanding balances owed, $3.2 million as of September 30, 2004, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations if other financing is not available.

Financial Status. As previously reported in the Company’s Annual Report on Form 10-KSB, the Company’s ability to meet its cash requirements in the next year is dependent upon substantial improvement in the results of operations and cash flows, integrating its acquisitions effectively, and maintaining and obtaining new financing from banks or others. If these conditions are not satisfactorily achieved, the Company may be unable to generate sufficient cash flow to meet its requirements and therefore, may be unable to continue operations. The financial statements have been prepared on a going concern basis, and accordingly, do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence or be required to sell its assets.

In response to these adverse financial conditions, management implemented expense reductions, revenue enhancements and plans to reduce inventory. Specifically, over the course of the year management has implemented staff reductions, reduced staff and management salaries, and has reduced payroll costs by approximately $200,000 per month. Management continues to work to postpone or eliminate nonessential capital expenditures, travel, and other expenses as well as to reduce general and administrative expenses. The Company has hired a workout specialist to assist the Company in cutting costs, increasing the gross margin and decreasing inventory and accounts receivable. Management believes these factors will contribute toward achieving profitability. As a result of these efforts, selling, general and administrative expenses have been reduced by almost 16% during the period ended September 30, 2004 from the same period ended September 30, 2003. In addition, cash flows have improved due to increased gross profit from operations and reduction of inventory by over $1,000,000 as of September 30, 2004. In addition, management has been successful in negotiating with several key vendors to convert certain accounts payable balances to long term unsecured notes payable, which has contributed to the improved working capital. Management continues to pursue effective methods to reduce expenses and enhance revenues.

Results of Operations

Three Months Ended September 30, 2004 Compared with the Three Months Ended September 30, 2003

Net sales for the third quarter were $6.4 million a decrease of $0.2 million, over the three months ended September 30, 2003. Net sales remained relatively stable for the third quarter for both operating entities, Numo and Houze. Numo’s sales for the third quarter of 2004 were $5.5 million, a slight decrease of $0.1 million, over the three months ended September 30, 2003. Houze’s sales decreased by $0.1 million for the three months ended September 30, 2004 as compared to the same period ended September 30, 2003.

Gross profit for the three months ended September 30, 2004 was $2.0 million, or 31.6%, of net sales as compared to $0.1 million, or 11.4%, of net sales for the three months ended September 30, 2003. The increase in gross profit was a result of the improvements in labor efficiency and product pricing.

The decrease in selling, general and administrative expenses is due to Numo consolidating its operations in one manufacturing facility and management’s emphasis on cost control.

Due to the expense reduction plans implemented in late 2003 and first quarter of 2004, the Company reduced its selling, general, and administrative expenses by 20% as compared to the same three month period ended September 30, 2003. The reduction of these costs as well as operational cost savings realized from the consolidation of operations into the newly acquired Kaufman, Texas facility, has contributed to the quarterly net income of $0.7 million.

The reduction of over $1 million of inventory stemmed from management’s efforts to reduce inventory levels, thereby increasing cash flow and overall carrying costs. The variance in trade accounts payable is from improved cash flows attributable to increases in gross profit from operations as well as reducing inventory levels and increased activity and sales. The significant increase in fixed assets stems from the purchase by Numo of the Kaufman, Texas manufacturing facility. The increase in debt stems from the financing related to such purchase as well as debt secured for other operational needs.

Results of Operations

Nine Months Ended September 30, 2004 Compared with the Nine Months Ended September 30, 2003

Net sales for the nine months ended September 30, 2004 were $17.3 million, an increase of $0.2 million over the nine months ended September 30, 2003. The increase in net sales were contributed primarily by Numo, which reported sales for the nine month period of $14.4 million as compared to sales for the same nine month period in 2003 of $14.0 million. Houze’s sales declined slightly for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

Gross profit increased by $1.6 million, or 47%, for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in gross profit is due to operational savings realized by Numo as a result of consolidating its operations into the Kaufman, Texas manufacturing facility in December 2003 and January 2004.

Selling, general and administrative expenses represent 22% of net sales for the nine months ended September 30, 2004 as compared to 27% of net sales for the nine months ended September 30, 2003. The reductions in these costs are attributed to the consolidation of the Company’s operations into one manufacturing facility from five operating locations as of September 30, 2003.

Item 3. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer provides that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company’s disclosure controls and procedures are effective, in that they provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the United States Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3. Defaults Upon Senior Securities.

Houze Line of Credit. In October 1998, Houze executed a revolving line of credit with a bank for 80% of eligible accounts, which includes accounts receivable and inventory, as defined in the agreement. The nature of the line was also changed from a revolving line of credit to a demand line of credit during the year ended December 31, 2001. Houze is not in compliance with some of the covenants contained in the loan agreement as of September 30, 2004. Due to defaults by Houze on the covenants within the agreement, the bank made demand upon Houze for full payment of the line of credit, as of July 31, 2004. As of September 30, 2004, the Houze’s outstanding balance on its line of credit was $425,000. On September 7, 2004, Houze, Mr. Sanford and the Company entered into a forbearance agreement with the Citizens Bank concerning the loan and the related loan documents. Under the terms of the forbearance agreement, Citizens Bank has agreed not to collect on the then outstanding $575,254.93 principal and accrued interest outstanding under the loan until February 28, 2005. In exchange the Company, Houze and/or Mr. Sanford have agreed to pay Citizens Bank, in addition to the charges and fees due under the loan documents, (i) an initial principal payment of $150,000 upon the execution of the Agreement; (ii) a $2,000 monthly forbearance fee; (iii) a monthly principal payment of $25,000; and (iv) interest on the unpaid principal balance due under the loan from September 1, 2004 until paid in full at a rate equal to Citizens Bank’s prime rate plus 3% per annum. Pursuant to the terms of the forbearance agreement, all remaining outstanding principal, accrued and unpaid interest and all other sums due under the loan and the loan documents become due and payable on February 28, 2005. In addition, the Company, Houze and Mr. Sanford have agreed to limit the outstanding balance due on the loan at any given time pursuant to a formula set forth in the forbearance agreement.

Numo Line of Credit. The revolving line of credit with Comerica expired March 1, 2004. Numo and the Company executed a Forbearance and Loan Modification Agreement with Comerica effective March 1, 2004. In the agreement Comerica agreed that it would not accelerate the maturity of any of Numo’s notes or commence any lawsuit or any foreclosure proceedings with respect to Numo’s Security Agreement until May 1, 2004 even though Numo is not compliant with the three debt covenants and is under collateralized. In the agreement Numo’s interest rate was increased to the bank’s prime rate plus 2.50%. For further information concerning agreements with Comerica, refer to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003. Numo executed a Second Forbearance and Loan Modification Agreement effective May 1, 2004. This agreement states Comerica has agreed to not accelerate the maturity of any of Numo’s indebtedness nor pursue foreclosure proceedings with Numo’s security agreement, and extends the maturity to October 1,2004.

As of September 30, 2004, Numo did not meet any of its debt covenants. Numo is in negotiations with Comerica (as well as other lending institutions) to provide new working capital financing. On October 5, 2004, the Company and Numo executed a forbearance modification agreement with Comerica, extending the Standstill Period under the second agreement until November 15, 2004, and, if necessary, plans to seek a further extension of the Standstill Agreement to permit the parties to continue to negotiate the refinancing. If a new agreement cannot be reached during the extension period, Comerica may, at their option, give notice to the Company that amounts owed under the loan and the two lines of credit are immediately due and payable. As a result, the full amount, $219,000, of the related long-term debt has been classified as a current liability in the accompanying Balance Sheet at September 30, 2004. If Comerica decides to demand the outstanding balances owed, $3.2 million as of September 30, 2004, this action will have a very material adverse effect on the Company and the Company may be unable to continue operations, if other financing is not available.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits

EXHIBIT NO.	DESCRIPTION
10.1	Deed of Trust Note by and between Numo Manufacturing, Inc. and Graham Mortgage Corporation dated and executed July 16, 2004.(1)

10.2	Real Estate Lien Note by and between Numo Manufacturing, Inc. and CHF Industries, Inc. dated and executed on July 16, 2004.(1)

10.3	Forbearance Agreement, dated September 7, 2004, by and between Houze Glass Corporation, John H. Sanford, Wilson Brothers USA, Inc. and Citizens Bank of Pennsylvania. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 and incorporated herein by reference.
(2)	Exhibit to our Current Report on Form 8-K dated September 7, 2004, as filed with the Securities and Exchange Commission on November 15, 2004 and incorporated herein by reference.
*	Being filed herewith.

Wilson Brothers USA, Inc. and Subsidiaries

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wilson Brothers USA, Inc.

Date: November 15, 2004	By:	/s/ John H. Sanford
John H. Sanford
Duly Authorized
Chief Executive Officer
and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Deed of Trust Note by and between Numo Manufacturing, Inc. and Graham Mortgage Corporation dated and executed July 16, 2004.(1)

10.2	Real Estate Lien Note by and between Numo Manufacturing, Inc. and CHF Industries, Inc. dated and executed on July 16, 2004.(1)

10.3	Forbearance Agreement, dated September 7, 2004, by and between Houze Glass Corporation, John H. Sanford, Wilson Brothers USA, Inc. and Citizens Bank of Pennsylvania. (2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Exhibit to our Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on August 16, 2004 and incorporated herein by reference.
(2)	Exhibit to our Current Report on Form 8-K dated September 7, 2004, as filed with the Securities and Exchange Commission on November 15, 2004 and incorporated herein by reference.
*	Being filed herewith.